Form 10-K
period 2010-06-30
UNILENS VISION INC
filed 2010-09-28
CIK 852564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-17861

UNILENS VISION INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2254517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10431 72nd Street North, Largo, Florida	33777-1511
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (727) 544-2531

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class:	Name of Each Exchange On Which Registered:
Common Stock, $.001 par value	None

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

As of December 31, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date of $4.16, was approximately $9,072,145.

As of September 28, 2010, 2,369,354 shares of the registrant’s Common Stock were outstanding.

USE OF CERTAIN TERMS

As used in this Annual Report for the fiscal year ending June 30, 2010, unless the context otherwise requires, “we”, “us”, “our”, or “Unilens” refers to Unilens Vision Inc. and its subsidiaries. In this Form 10-K, references to “Cdn$” are to Canadian dollars; and references to “U.S. dollars”, “U.S.$” or “$” are to United States dollars.

FORWARD LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS STATEMENTS THAT ARE, OR MAY BE DEEMED TO BE, FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE EXCHANGE ACT, AND ARE MADE IN RELIANCE UPON THE PROTECTIONS PROVIDED BY SUCH ACTS FOR FORWARD-LOOKING STATEMENTS. IN THIS ANNUAL REPORT, THE WORDS “ANTICIPATES”, “BELIEVES”, “EXPECTS”, “INTENDS”, “FUTURE”,. “MAY”, “WILL”, “WOULD”, “COULD”, “SHOULD”, “EXPECTS”, “INTENDS”, “PLAN”, “ESTIMATES”, “PREDICTS”, “PROJECTS”, “SEEKS”, “POTENTIAL”, “LIKELY”, “CONTINUE”, AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS ANNUAL REPORT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN THIS ANNUAL REPORT, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED IN THIS ANNUAL REPORT AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS ANNUAL REPORT ARE MADE ONLY AS OF THE DATE OF THIS ANNUAL REPORT, AND WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY UPDATE OR CORRECT ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT SUBSEQUENTLY OCCUR OR OF WHICH WE, AFTER THE DATE OF THIS ANNUAL REPORT, BECOME AWARE. YOU SHOULD READ THIS DOCUMENT AND THE DOCUMENTS THAT WE INCORPORATE BY REFERENCE INTO THIS ANNUAL REPORT COMPLETELY AND WITH THE UNDERSTANDING THAT OUR ACTUAL FUTURE RESULTS MAY BE MATERIALLY DIFFERENT FROM WHAT WE EXPECT. WE MAY NOT UPDATE THESE FORWARD-LOOKING STATEMENTS, EVEN IF OUR SITUATION CHANGES IN THE FUTURE. ALL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US ARE EXPRESSLY QUALIFIED BY THESE CAUTIONARY STATEMENTS.

T A B L E   O F   C O N T E N T S

PART I

ITEM 1.	BUSINESS

Recent Developments

We operate through our wholly-owned subsidiary, Unilens Corp. USA, located in Largo, Florida. We changed our domicile from British Columbia, Canada, where we were incorporated in 1989, to the State of Delaware on April 1, 2010. In June 2010, as a final step in our corporate reorganization, we organized Unilens Vision Sciences Inc., a Delaware corporation and a wholly-owned subsidiary of Unilens Corp. USA, and transferred our principal intellectual property assets and licensing arrangements to that company. Our shares trade on the OTC Bulletin Board, utilizing the symbol “UVIC” and on the TSX Venture Exchange under the symbol “UVI”.

We license, manufacture, distribute and market specialty optical lens products using proprietary design and manufacturing technology. Our products are sold primarily in the United States solely to eye care professionals through in house sales representatives, independent sales brokers and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses.

In January 2010, we repurchased 2,188,861 shares of our common stock, representing approximately 48% of our outstanding shares, from our then largest shareholder, Uniinvest Holding AG in Liquidation (“Uniinvest”) for an aggregate purchase price of $6,894,912 or $3.15 per share. We funded the transaction primarily through a $6.9 million 5-year term loan facility and a $1.5 million line of credit provided by Regions Bank to Unilens Corp. USA. The loan facility and line of credit bear a floating interest rate consisting of a premium over LIBOR and are secured by certain assets of the Company. On August 6, 2010, we entered into an interest rate swap agreement facilitated by Regions Bank, which effectively converted our variable rate debt under the term loan of LIBOR plus 3.75% to a fixed rate of 5.16%, without exchanging the notional principal amount.

Products and Services

Our disposable lenses line consists of the C-Vue, a mulitfocal cast molded blister-packed box of six lenses sold for frequent replacement, the C-Vue Aspheric single vision lens, a single vision disposable soft contact lens sold for 2-week replacement and the C-Vue 1 Day Aspheric single vision daily disposable soft contact lens sold for one day wear then just simply thrown away. The C-Vue multifocal lens is manufactured for us by a third party utilizing one of our patented soft lens designs and is marketed exclusively in the United States to eye care professionals. The cast molded C-Vue Aspheric single vision lens and C-Vue 1 Day Aspheric single vision lens are each manufactured for us by a third party utilizing Wavefront inspired technology. We market the C-Vue Aspheric single vision lens in a blister-packed box of six lenses and the C-Vue 1 Day Aspheric single vision lens in blister-packs of 30 and 90 lenses.

Our custom soft lenses line of soft lathe-cut products includes the C-Vue Toric Multifocal, designed for patients with an astigmatism that require bifocal correction, the C-Vue Custom Toric and the C-Vue 55 multifocal, a highadd multifocal, manufactured in a comfortable high-water content material, all available in our Advanced line of biocompatible materials. In September 2009, we launched the new C-Vue Advanced Toric Multifocal lens in blister-packs for monthly replacement, featuring free trial lenses for practitioners.

Our gas permeable lens line of products consist of the Unilens GP™, a multifocal contact lens intended for patients with astigmatism who need low to moderate presbyopic correction; the Unilens GP Plus™, designed to accommodate wearers requiring higher presbyopic correction; and the C-Vue GP, a front aspheric design incorporating the C-Vue design technology.

Our replacement and other lenses line of products primarily consists of the Unilens™, an aspheric multifocal contact lens; the SoftSite™, a highadd multifocal contact lens; the SimulVue™, a simultaneous vision bifocal contact lens with the capabilities for correcting advanced presbyopia; the Unilens EMA, a visibility tinted multifocal contact lens available in planned replacement modality; the LifeStyle brand of toric multifocal, toric and spherical daily, and extended wear lenses and the Sof-Form single vision lenses marketed under the Lombart brand; the UniVision, an aspheric low vision lens; and the, Aquaflex and SoftCon spherical daily and extended wear brand of lenses acquired from CIBA Vision.

Customers, Sales & Suppliers

We currently market and distribute our products exclusively to qualified practitioners through a combination of authorized independent distributors, authorized manufactures’ representatives, and in house sales representatives.

In October 2001, we licensed the exclusive worldwide rights to the Company’s multifocal soft contact lens design to Bausch & Lomb Incorporated (“Bausch & Lomb”), which developed and manufactures and markets a cast-molded multifocal soft contact lens using our technology. We receive a royalty ranging from two to five percent of Bausch & Lomb’s worldwide net sales of the product for as long as it manufactures and sells products utilizing our technology. During the fiscal years ended June 30, 2010, 2009, and 2008 we recorded $2,976,945, $2,874,028, and $2,629,123, in royalty income. There can be no assurance, however, that Bausch & Lomb will continue to sell products in the future utilizing our technology.

Our sales are not substantially subject to seasonality, except that sales during the quarter ending December 31 are normally lower than other quarters due to a decrease in patient visits to eye care professionals during the Christmas holiday season.

We rely primarily on one supplier, Benz Research Corporation, for the raw materials used in the production of soft contact lenses. The raw materials are readily available in our industry and alternate vendors have been identified as potential suppliers with competitive pricing and quality. Over the past three fiscal years, we have not experienced any volatility in the price of raw materials.

Backlog is not a material factor in our business.

Competition

We operate within the highly competitive contact lens market. We compete with industry leaders, such as Vistakon, a unit of Johnson and Johnson, Bausch & Lomb, Ciba Vision Corporation, a division of Novartis AG, and Cooper Vision. Our ability to compete successfully is dependent in part on eye care professionals’ perceptions of product quality, product development, technical innovation, and price. We market our products worldwide. For the fiscal years ending June 30, 2010, 2009, and 2008, approximately 1%, 2% and 4%, respectively, of our revenue was derived from sales outside the United States, primarily from sales in Germany, Switzerland, Spain and Brazil.

The conventional soft multifocal contact lens business has been affected over the past several years by the introduction of molding manufacturing technology, allowing for the mass production of most lens types at a fraction of the cost to lathe lenses. The entry of these molded lenses into the marketplace has created significant price competition. The reduced cost of the molded lens allows for liberal amounts of trial lenses to be provided to eye care professionals for a more productive fitting session and immediate dispensing of lenses. Furthermore, lower manufacturing costs led to the introduction of frequent replacement and disposable lenses, a modality preferred by many consumers. Recognizing this trend, we signed an agreement with a third party in 2002 for the supply of disposal multifocal molded soft contact lenses (C-Vue) utilizing our patented design. The C-Vue brand was launched to eye care professionals in the United States during September 2002. In February 2006, we announced the launch of the first aspheric, single vision daily wear, two week disposable soft contact lens ever available under the C-Vue brand. The C-Vue Aspheric single vision lens is manufactured by a third party utilizing, Wavefront inspired technology. In May 2008, we launched the all-new C-Vue 1 Day ASV, which is the first aspheric daily disposable contact lens sold under the C-Vue brand. The cast molded C-Vue 1 Day ASV lens is manufactured for us by a third party utilizing Wavefront inspired technology, and is marketed to eye care professionals in blister-packs of 30 and 90 lenses. During fiscal 2010, our C-Vue disposable products accounted for approximately 63% of sales. We expect that sales of the C-Vue brand multifocal, the C-Vue Aspheric single vision and the C-Vue 1 Day ASV lenses will make up an increasing percentage of our future sales.

Speciality contact lenses continue to be the fastest growing segment of the contact lens market. Specialty lenses include toric, toric multifocal, and cosmetic lenses. We believe that our custom soft speciality lenses, including our C-Vue Advanced multifocal for presbyopia, our C-Vue Advanced custom toric for correcting astigmatism and the C-Vue Advanced toric multifocal, will grow over time due to market demographics favoring specialty lenses, and our patented multifocal technology. We expect to launch a silicone hydrogel custom lens line during the first half of calendar year 2011.

The contact lens market has experienced a shift in recent years towards disposable lenses manufactured with silicone hydrogel materials. While we currently do not have access to disposable silicone hydrogel products. In the meantime, we continue to compete based on our patented lens design technology.

We regularly compete with a number of other companies in the contact lens industry that have substantially greater financial resources than we do. Our ability to compete is based upon marketing quality products to eye care professionals utilizing our patented technology.

Government Regulation

Contact lenses are regulated as medical devices in the U.S., the EU and other countries. In the U.S., all devices must receive pre-market approval by the FDA. There are two review procedures to gain this pre-market approval: a PMA and a Section 510(k) submission. Under a PMA, the manufacturer must submit to the FDA supporting evidence sufficient to prove the safety and effectiveness of the device. The FDA has 180 days to review a PMA. Certain products, however, may qualify for a submission authorized by Section 510(k). Under this procedure, the manufacturer gives the FDA a pre-market notification that it intends to commence marketing the product, and that it has established that the product is substantially equivalent to another product already on the market. The FDA has 90 days to review a Section 510(k) submission. In the EU, the “CE” mark is required for all medical devices sold. We hold a CE mark for the classes of contact lenses that we sell. The CE mark allows us to market products upon signing a declaration of conformity with the EU’s Medical Device Directive requirements, which we do for each product sold. In addition, medical device sales in the EU require auditing by a Notified Body to ensure that the manufacturer’s quality systems are in compliance with the requirements of the ISO 9000 standards. We have a Notified Body, which routinely audits our quality systems. See “Item 1A —“Risk Factors” – Our manufacturing facility located in the U.S. and our products sold in the U.S. are subject to stringent regulation by the Food and Drug Administration. See “Item 1A —“Risk Factors”. Our products are subject to stringent regulation by various foreign jurisdictions in which our products are sold. The cost of compliance with U.S. and foreign regulatory requirements is significant and, particularly when we introduce new products, may from time to time be material to our business.

Research and Development

We have ongoing research and development activities relating to different contact lens products, other applications of our technology and component materials. Research and development expenditures for fiscal years ending June 30, 2010, 2009 and 2008 were $79,234, $83,897 and $124,451, respectively. Future new product development may involve additional costs including the cost of obtaining FDA approval, which may take a significant amount of time.

Patents and Technology

We are materially dependent on our software and lens design technology. Our technology allows us to license and manufacture high quality reproducible lenses. We have been granted U.S. Patent No. 5,754,270 for our key technology, which is a unique aspheric design that may be configured in a soft multifocal, toric, rigid gas permeable lens, or intraocular lens.

Employees

All of our 47 employees are located in our Largo and Clearwater, Florida facilities.

Reports to Security Holders

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange Commission’s public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Our filings are also available to the public from commercial document retrieval services and the Internet worldwide website maintained by the Securities and Exchange Commission at www.sec.gov. You may also request copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC by requesting copies of such reports in writing. Such written requests shall be made to our corporate secretary and sent to our executive offices at the address set forth on the cover page of this Form 10-K. Additional information relating to us is on the SEDAR website at www.sedar.com.

ITEM 1A.	RISK FACTORS

The following information describes certain significant risks and uncertainties inherent in our business. You should take these risks into account in evaluating us or any investment decision involving us. This section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of certain material factors. You should carefully consider such risks and uncertainties, together with the other information contained herein. If any of the following risks and uncertainties, or if any other disclosed risks and uncertainties, actually occurs, our business, financial condition or operating results could be adversely affected.

We rely primarily on royalty income from one source.

In October 2001, we entered into an exclusive worldwide license on one of our patented multi-focal design technologies with Bausch & Lomb, which generates a significant portion of our net income. We collect royalties based on Bausch & Lomb's worldwide net sales of products utilizing the design technology. There can be no assurance, however, that Bausch & Lomb will continue to sell products in the future utilizing our technology at the same levels as it currently does or at all.

We rely on one supplier for our molded contact lenses and on one supplier for the raw materials used in the production of most of our soft lathe-cut contact lenses.

In June 2002, we entered into a supply agreement with one of our suppliers for the manufacture of our Molded C-Vue multifocal lens, which accounts for a significant portion of our sales (approximately 59% during the 2010 fiscal year). The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurance that it will continue to meet its obligations under our agreement or as to any renewal of our supply agreement. The supplier is not under any obligation to supply products utilizing other materials or manufacturing processes, or to meet our possible future requirements for design or material changes and enhancements. While alternate suppliers for the manufacture of specialty molded or partially molded contact lenses have been identified, should the need arise, there can be no assurance that an alternate supplier can successfully manufacture lenses to our specifications or material requirements on acceptable terms, or within the constraints of our exclusive license agreement with Bausch & Lomb.

The raw materials used for the production of most of our lathe-cut soft contact lenses are purchased from Benz Research Corporation and Contamac. Over the past three years we have not experienced any interruption in the supply of our raw materials. While alternate vendors have been identified, should the need arise, there can be no assurance that an alternate supplier can provide the raw materials in accordance with our specifications or on acceptable terms.

We face intense competition, and our failure to compete effectively could have a material adverse effect on our profitability and results of operations.

The market for soft contact lenses is intensely competitive and many competing products have lower prices than do ours. Our ability to increase U.S. market penetration is dependent on persuading eye care professionals to recommend our products to consumers, as well as persuading consumers of competing products to switch to our products, on the basis of quality, features and value. Our products compete with similar products offered by a number of larger companies, including Vistakon a unit of Johnson & Johnson, Ciba Vision Corporation, a division of Novartis AG, Bausch & Lomb, and Cooper Vision. Many of our competitors have substantially greater financial, marketing and technical resources, greater market penetration and larger manufacturing capacities and volumes. Among other things, these advantages may afford our competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. We believe that certain of our competitors are expanding, or are planning to expand, their manufacturing capacity, and are implementing automated manufacturing processes, in order to support anticipated increases in volume. Because many of the costs incurred in producing contact lenses are relatively fixed, a manufacturer that can increase its volume can generally reduce its per unit costs and thereby increase its flexibility to reduce prices. Our competitors could also reduce prices to increase sales volumes, so as to utilize their production capacity, or for other reasons. Price reductions by competitors could make our products less competitive, and we cannot assure you that we would be able to either match a competitor's pricing plan or reduce our prices in response. Our ability to respond to competitive pressures by decreasing our prices without adversely affecting our gross margins and operating results will depend on our ability to decrease our costs per lens. Any significant decrease in our costs per lens will depend, in part, on our ability to increase sales volume and production capacity, of which there can be no assurance. Our failure to respond to competitive pressures and particularly price competition in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

We believe that certain of our competitors are planning to introduce new multifocal or other specialty lens designs in the near future. Competition from products utilizing new lens designs may have a material adverse effect on our business, financial condition and results of operations.

The contact lens market has experienced a shift in recent years towards disposable lenses manufactured with silicone hydrogel materials, which features higher oxygen permeable materials. Many of our competitors have access to higher oxygen permeable silicone hydrogel materials, which we currently do not have. While we expect to launch a silicone hydrogel custom lens line in the first half of calendar 2011, our lack of disposable silicone hydrogel lenses may effect our ability to grow our disposable lens lines, resulting in an adverse effect on our business, financial condition and results of operations.

We also encounter competition from manufacturers of eyeglasses and from alternative technologies, such as surgical refractive procedures (including new refractive laser procedures such as PRK, or photo refractive keratectomy, and LASIK, or laser in situ keratomileusis). If surgical refractive procedures become increasingly accepted as an effective and safe technique for permanent vision correction, they could substantially reduce the demand for contact lenses by enabling patients to avoid the ongoing cost and inconvenience of contact lenses. Accordingly, we cannot assure you that these procedures, or other alternative technologies that may be developed in the future, will not cause a substantial decline in the number of contact lens wearers and thus have a material adverse effect on our business, financial condition and results of operations.

We depend upon certain key management and technical personnel.

Our future success will depend in part upon our ability to attract and retain highly qualified personnel. We compete for such personnel with other companies, academic institutions, government entities and other organizations. We cannot assure you that we will be successful in retaining or hiring qualified personnel. The loss of any of our senior management or other key research, clinical, regulatory, or sales and marketing personnel, particularly to competitors, could have a material adverse effect on our business, financial condition and results of operations.

We are a holding company. Our only source of cash, other than from debt or equity financings, is from distributions from our subsidiaries and interest earnings on cash invested.

We are a holding company with essentially no operations of our own and conduct substantially all of our business operations through one of our subsidiaries, Unilens Corp. USA. Our only significant asset is the outstanding capital stock of such subsidiary. We are wholly dependent, other than from debt or equity financings, on the cash flow of such subsidiary and dividends and distributions from such subsidiary in order to service any current and future indebtedness obligations we may have.

Our common shares are traded in the U.S. only on the OTC Bulletin Board, so the liquidity of our common shares in the U.S. may be limited.

Our common shares trade in Canada on the TSX Venture Exchange and in the United States on the OTC Bulletin Board. Stocks in the OTC Bulletin Board market ordinarily have much lower trading volume than in other markets, such as The NASDAQ Global, Global Select and Capital Markets. Very few market makers take interest in shares traded over-the-counter and, accordingly, the markets for such shares are less orderly than is usual for NASDAQ stocks. As a result of the low trading volumes ordinarily obtained in the OTC Bulletin Board market, sales of our common shares in any significant amount could not be absorbed without a dramatic reduction in price. Moreover, thinly-traded shares in the OTC Bulletin Board market are more susceptible to trading manipulations than is ordinarily the case for more actively traded shares.

“Penny stock” rules may make buying or selling our common shares difficult, severely limiting the market price of our common shares and the liquidity of our shares in the U.S.

Trading in our common shares is subject to the “penny stock” regulations adopted by the U.S. Securities and Exchange Commission. These regulations generally define a “penny stock” to be any equity security that does not meet certain listing standards. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require delivery, prior to any transaction involving a “penny stock,” of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our stock, which could severely limit their market price and the liquidity of our stock.

The price of our common shares in the U.S. and Canada continues to be highly volatile.

The market price of our common shares in the U.S. and Canada is, and is likely to continue to be, volatile and may be significantly affected by factors such as: actual or anticipated fluctuations in our operating results or those of our competitors; competitive factors; trade practice litigation; new products offered by us or our competitors; developments with respect to patents or proprietary rights; conditions and trends in our industry and other related industries; regulatory actions; adoption of new accounting standards; changes in financial estimates by securities analysts; general market conditions; and other factors.

Dividends to holders of our common shares cannot be assured.

We have paid special and quarterly dividends only since August 2006. For the fiscal year ending June 30, 2011, the Company has so far paid quarterly cash dividends totaling $0.09 per common share. The amount of future dividends will depend on earnings, cash flow, and other aspects of our business as determined and declared by the Board of Directors. There can be no assurance that we can generate sufficient earnings and cash flow to continue paying quarterly dividends.

Our manufacturing facility located in the U.S. and our products sold in the U.S. are subject to stringent regulation by the Food and Drug Administration.

Under the Food, Drug and Cosmetic Act (the “FDC Act”) and implementing regulations, the Food and Drug Administration (the “FDA”) regulates the testing, manufacturing, labeling, distribution, and promotion of medical devices such as contact lenses. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of product distribution, failure of the government to grant premarket clearance or approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request the recall, repair, replacement or refund of the cost of any device manufactured or distributed by us.

Before a new device can be introduced into the U.S. market, it must receive FDA premarket notification clearance under Section 510(k) of the FDC Act (“Section 510(k)”) or premarket approval pursuant to the more costly and time-consuming premarket approval application (“PMA”) procedure. For devices that are cleared through the Section 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new Section 510(k) submissions. While less expensive and time-consuming than obtaining PMA clearance, securing Section 510(k) clearance may involve the submission of a substantive review of six months or more. Any products manufactured or distributed pursuant to Section 510(k) clearance are subject to pervasive and continuing regulation by the FDA, including record keeping requirements and reporting of adverse experience with the use of the device.

We are seeking Section 510(k) clearances for all of the new products we intend to manufacture and market in the U.S. New products may require clinical studies to support a Section 510(k) clearance or PMA. There is no certainty that clinical studies involving new products will be completed in a timely manner or that the data and information obtained will be sufficient to support the filing of a PMA or Section 510(k) clearance. We may not be able to obtain necessary clearances and approvals to market new devices or any other products under development on a timely basis, if at all, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

As a manufacturer of medical devices, we are required to register with the FDA and comply with the FDA’s Code of Federal Regulations quality system requirements. If the FDA believes that we may not be operating in compliance with applicable laws and regulations, it can record its observations on a Form FDA 483; place us under observation and re-inspect the facilities; institute proceedings to issue a warning letter apprising of violative conduct; detain or seize products; mandate a recall; enjoin future violations; and assess civil and criminal penalties against us, our officers or our employees. In addition, in appropriate circumstances, the FDA could withdraw clearances or approvals. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse affect on us.

Manufacturers of medical devices for marketing in the U.S. also must comply with the medical device reporting (“MDR”) requirements of the FDA, that require companies report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. We are subject to routine inspection by the FDA for compliance with quality systems requirements, MDR requirements, and other applicable regulations. We cannot assure you that we will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon our business, financial condition or results of operation.

We face an inherent risk of exposure to product liability claims in the event that the use of the products we manufacture or sell results in personal injury.

We face an inherent risk of exposure to product liability claims in the event that the use of the products we manufacture and/or sell results in personal injury. Although we have not experienced any losses due to product liability claims, we cannot assure you that we will not experience such losses in the future. We maintain insurance against product liability claims, but we cannot be certain that such coverage will be adequate to cover any liabilities that we may incur, or that such insurance will continue to be available on terms acceptable to us. A successful claim brought against us in excess of available insurance coverage, or any claim that results in significant adverse publicity against us, could harm our business.

All of our manufacturing operations are conducted at a single facility.

We conduct all of our manufacturing operations at a single facility in Largo, Florida. As a result, any prolonged disruption in the operations of our manufacturing facility, whether due to technical or labor difficulties, destruction of or damage to the facility or other reasons, could have a material adverse effect on our business, financial condition and results of operations. In this regard, because our principal manufacturing facility is located in Largo, Florida, such facility is exposed to the risks of damage from certain weather conditions including, without limitation: hurricanes, windstorms, and floods. If our facility were to be out of production for an extended period, our business, financial condition and results of operation would be materially adversely affected.

Our manufacturing capacity may not be adequate to meet the demands of our business.

Our products are manufactured in quantities sufficient to satisfy our current level of product sales. If we experience increases in sales, we will need to increase our production beyond our present manufacturing capacity. The process for transferring the manufacture of our products to new facilities is lengthy and requires regulatory approval, and our manufacturing and related costs could increase as a result of the transaction. Any prolonged disruption in the operation of our manufacturing facilities or those of our third-party manufacturers, or any significant increase in associated costs, could materially harm our business, financial condition and results of operations.

If we are unable to protect our intellectual property rights, our business and prospects may be harmed.

Our ability to compete effectively is dependent upon the proprietary nature of the designs, processes, technologies and materials owned by, used by or licensed to us. Although we attempt to protect our proprietary property, technologies and processes both in the U.S. and in foreign countries through a combination of patent law, trade secrets and non-disclosure agreements, these may be insufficient. In addition, because of the differences in foreign patent and other laws concerning proprietary rights, our products may not receive the same degree of protection in foreign countries as they would in the U.S.

We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products.

There is a substantial amount of litigation over patent and other intellectual property rights in the eye care industry, and in the contact lens markets particularly. The fact that we have patents issued to us for our products does not mean that we will always be able to successfully defend our patents and proprietary rights against challenges or claims of infringement by our competitors. A successful claim of patent or other intellectual property infringement against us could adversely affect our growth and profitability, in some cases materially. We cannot assure you that others will not claim that our proprietary or licensed products are infringing their intellectual property rights or that we would not in fact be found to infringe those intellectual property rights. From time to time, we receive notices of claim of potential infringement. There may be intellectual property rights of others that may cover some of our technology and of which we are unaware. If someone claims that our products infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or an injunction preventing us from manufacturing, selling or using some or some aspect of our products in the event of a successful claim of patent or other intellectual property infringement. Any of these adverse consequences could have a material adverse effect on our business and profitability.

If we do not introduce new commercially successful products in a timely manner, our products may become obsolete over time, customers may not buy our products and our revenue and profitability may decline.

Demand for our products may change in ways we may not anticipate because of: evolving customer needs; the introduction of new products and technologies; evolving surgical practices; and evolving industry standards. Without the timely introduction of new commercially successful products and enhancements, our products may become obsolete over time, in which case our revenue and operating results would suffer. The success of our new product offerings will depend on several factors, including without limitation our ability to: properly identify and anticipate customer needs; commercialize new products in a timely manner; manufacture and deliver products in sufficient volumes on time; differentiate our offerings from competitors’ offerings; achieve positive clinical outcomes for new products; satisfy the increased demands by healthcare payors, providers and patients for lower-cost products; and innovate and develop new materials and product designs. Moreover, innovations generally will require a substantial investment in research and development before we can determine the commercial viability of these innovations, and we may not have the financial resources necessary to fund these innovations. In addition, even if we are able to successfully develop enhancements or new generations of our products, they may not produce revenue in excess of the costs of development, and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.

Our products are subject to stringent regulation by various foreign jurisdictions in which our products are sold.

Our products also are subject to regulation in other countries in which we sell our products. The laws and regulations of such countries range from comprehensive medical device approval procedures such as those described above to simple requests for product data or certifications. The number and scope of these laws and regulations are increasing. In particular, medical devices in the European Union (the “EU”) are subject to the EU’s medical devices directive (the “Directive”).

Under the system established by the Directive, all medical devices other than active implants and in vitro diagnostic products currently must qualify for “CE marking.” “CE marking” means that a manufacturer certifies that its product bearing the CE mark satisfies all requirements essential for the product to be considered safe and fit for its intended purpose. We have received CE marking authorization for all products that we currently market in the EU. In addition, medical device sales in the EU require auditing by a certified third party (a “Notified Body”) to ensure that the manufacturer’s quality systems are in compliance with the requirements of the ISO 9000 standards.

Although member countries must accept for marketing medical devices bearing a CE marking without imposing further requirements related to product safety and performance, each country may require the use of its own language or labels and instructions for use. Authorities who are required to enforce compliance with the requirements of the Directive can restrict, prohibit and recall CE-marked products if they are unsafe. Such a decision must be confirmed by the European Commission in order to be valid. Member countries can impose additional requirements as long as they do not violate the Directive or constitute technical barriers to trade.

Additional approvals from foreign regulatory authorities may be required for international sale of our products in non-EU countries. Failure to comply with applicable regulatory requirements can result in the loss of previously received approvals and other sanctions and could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

We lease a 27,000 square foot manufacturing facility in Largo, Florida, pursuant to a lease agreement with a lease term through June 30, 2013. All of our manufacturing, research and development, executive and administrative activities are located in this facility, except for certain administrative functions that are conducted by Unilens Vision Sciences Inc. in offices located in Wilmington, Delaware. We also lease a sales office in Clearwater, Florida, pursuant to a lease agreement with a lease term through July 31, 2012. We believe our facilities are adequate for our needs. We are not aware of any environmental issues with respect to our facilities.

ITEM 3.	LEGAL PROCEEDINGS

On January 29, 2010, we were served with a summons and complaint in an action brought by Ocular Insight, Inc. (“Ocular”) in the Palm Beach County Florida Circuit Court against us, Unilens Corp., USA, each of our current directors and Elizabeth Harrison, formerly a director. Among other things, the complaint alleged that, in connection with our purchase of our common shares owned by Uniinvest, then our largest shareholder, we and the other defendants allegedly breached obligations under a non-disclosure agreement between Ocular and us and thereby caused Ocular damages in an unspecified amount. We believed that Ocular’s claims were totally without merit and vigorously opposed them. Pursuant to motions to dismiss, Ocular’s claims against all of the individual defendants were dismissed in May 2010. During the summer, we engaged in settlement discussions with Ocular. On September 22, 2010, Ocular voluntarily dismissed this litigation without prejudice.

Other than ordinary routine litigation incidental to our business, there are no material pending legal proceedings to which we are a party or to which any of our properties is subject.

ITEM 4.	[REMOVED AND RESERVED.]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares have traded on the TSX Venture Exchange and it predecessors since 1992. In addition, there has been a U.S. market for the quotation of our common shares on the OTC Bulletin Board and the “pink sheets”, a centralized quotation service that collects and publishes market maker quotes for certain over the counter securities. Our common shares are subject to the Securities and Exchange Commission rules regarding “penny stocks” which require broker-dealers who sell certain securities that do not satisfy certain listing standards to persons who are not established customers or accredited investors must make specified suitability determinations and must receive the purchaser’s written consent to the transaction prior to the sale.

U.S. MARKETS

OTC Bulletin Board and Pink Sheets

UVIC/UVIC.PK – Trading in U.S. Dollars

Fiscal Year	2010			2009
	High	Low		High	Low
First Quarter	$2.90	$2.56	First Quarter	$3.14	$2.54
Second Quarter	3.99	2.76	Second Quarter	3.44	2.50
Third Quarter	4.82	3.92	Third Quarter	2.88	2.48
Fourth Quarter	5.50	4.12	Fourth Quarter	2.95	2.29

CANADIAN MARKETS TSX Venture Exchange: UVI – Trading in Canadian Dollars

Fiscal Year	2010			2009
	High	Low		High	Low
	(CDN $)	(CDN $)		(CDN $)	(CDN $)
First Quarter	3.29	2.92	First Quarter	3.24	2.39
Second Quarter	4.18	2.94	Second Quarter	3.34	2.31
Third Quarter	4.87	4.07	Third Quarter	3.51	2.64
Fourth Quarter	5.88	4.19	Fourth Quarter	3.47	2.89

Holders

As of September 24, 2010, there were 404 shareholders of record, which includes shares held by brokerage and clearing houses, holding a total of 2,369,354 of our common shares.

Dividends

On August 1, 2006 our Board of Directors declared our first special cash dividend and stated its plan to begin paying a regular quarterly dividend. Beginning on November 1, 2006 our Board of Directors declared its initial quarterly cash dividend. The table below shows all Company dividends paid for each of the last two fiscal years.

Type of Dividend	Date Declared	Record Date	Date Paid	Amount Paid Per Share	Gross Disbursements Paid
Special	8/1/2008	8/14/2008	8/28/2008	$0.300	$1,365,216
Quarterly	8/1/2008	8/14/2008	8/28/2008	$0.090	$409,564
Quarterly	11/3/2008	11/14/2008	11/28/2008	$0.090	$409,564
Quarterly	2/2/2009	2/13/2009	2/27/2009	$0.090	$409,564
Quarterly	5/1/2009	5/14/2009	5/28/2009	$0.090	$409,564
Quarterly	8/3/2009	8/14/2009	8/28/2009	$0.090	$409,564
Quarterly	11/2/2009	11/13/2009	11/27/2009	$0.090	$409,564
Quarterly	2/1/2010	2/12/2010	2/26/2010	$0.090	$213,242
Quarterly	5/3/2010	5/14/2010	5/28/2010	$0.090	$213,242

On August 2, 2010 the Board of Directors declared the 2011 fiscal year first quarter cash dividend of $0.090 per share payable August 27, 2010 to shareholders of record on August 13, 2010.

The amount and frequency of future dividends will depend on earnings, cash flow, and other aspects of our business as determined and declared by the Board of Directors.

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of June 30, 2010, outstanding awards and shares remaining available for future issuance under our Incentive Stock Option Plan, which was approved by our shareholders in March 2010 and is our only compensation plan under which equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	160,000	$4.83	76,935

Our Incentive Stock Option Plan allows for the issuance of common share purchase options of up to 10% of the issued and outstanding common shares to directors, employees, and consultants. The number of shares under option from time to time and the exercise prices of such options, and any amendments thereto, will be and have been determined by the directors in accordance with the policies of the TSX Venture Exchange.

Recent Sales of Unregistered Securities and Uses of Proceeds from Registered Securities

None.

Issuer Repurchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following constitutes our selected consolidated financial data for the fiscal years ended June 30, 2010, 2009, 2008, 2007 and 2006 in U.S. dollars, presented in accordance with United States generally accepted accounting principles. The selected consolidated financial data is derived from our financial statements for such periods. Certain of the prior years’ comparative figures have been reclassified to conform to the presentation adopted for the current year. All amounts are stated in U.S. dollars.

(U.S. dollars except share amounts)	As at June 30
Balance Sheet Data	2010	2009	2008	2007	2006
Total assets	$4,467,338	$5,749,661	$6,784,128	$7,987,808	$8,969,222
Working capital	1,304,821	3,922,747	4,627,289	4,949,732	4,747,777
Long-term liabilities	4,300,000	—	—	—	—
Total liabilities	6,819,513	1,056,312	957,434	819,005	997,010
Capital stock and paid in capital	20,288,242	27,636,551	27,636,551	27,605,780	27,584,598
Stockholders’ (deficit) equity	(2,352,175)	4,693,349	5,826,694	7,168,803	7,972,212
Statement of Operations Data (fiscal year ended)
Total revenues	9,194,190	9,598,209	9,294,689	8,561,358	8,042,982
Income from operations (1)	2,689,489	3,058,199	2,653,941	2,205,213	1,986,301
Income before income taxes	2,513,897	3,001,179	2,636,652	2,179,742	2,018,040
Income for the year	1,548,397	1,870,127	1,630,592	1,309,961	1,596,830
Weighted average number of common shares basic	3,588,916	4,550,715	4,546,733	4,493,626	4,294,836
Weighted average number of common shares diluted	3,592,043	4,556,178	4,554,061	4,546,820	4,522,566
Income per common share outstanding - basic and diluted:
Income for the year
Basic	0.43	0.41	0.36	0.29	0.37
Diluted	0.43	0.41	0.36	0.29	0.35
Dividends	1,245,612	3,003,472	3,003,472	2,134,552	—

Notes:

(1)	There were no discontinued operations during the periods presented above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (“MDA”) is based on and should be read in conjunction with “Selected Financial Data” above and our consolidated Financial Statements and Supplementary Data (the “Financial Statements”), which begins on page 19. The Financial Statements have been prepared in United States dollars and in conformity with United States generally accepted accounting principles (“US GAAP”). Unless otherwise indicated, all dollar amounts disclosed in this MDA are expressed in United States Dollars.

Operating results are not necessarily indicative of results that may occur in future periods. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in the forward-looking statements as a result of many factors including, but not limited to, those set forth under “Cautionary Statement About Forward-Looking Statements” and “Risk Factors” in Item 1A. included above in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on the information available to us on the date of this document and we assume no obligation to update any forward-looking statements contained in this Annual Report on Form 10-K.

Overview

We license, manufacture, distribute and market specialty optical lens products using our proprietary design and manufacturing technology. Our products are sold primarily in the United States solely to eye care professionals through in house sales representatives, independent sales brokers and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses. The disposable lens category continues to account for the largest percentage of our total sales, constituting approximately 63% of our sales revenue during the 2010 fiscal year.

Current economic conditions in the United States have restrained our growth. We are optimistic that the contact lens market and the specialty contact lens market, in particular, will recover along with a recovery in the United States economy.

Market demographics indicate that speciality contact lenses will continue to be the fastest growing segment of the contact lens market. Specialty contact lenses include toric, toric multifocal, and cosmetic lenses. We believe that our custom soft speciality lenses, including our C-Vue multifocal for presbyopia, our C-Vue custom toric for correcting astigmatism and the C-Vue Advanced toric multifocal, will grow over time due to market demographics favoring specialty lenses.

We believe market demographics favoring specialty contact lenses will continue to drive our revenue and earnings growth. Over the next year we plan on adding new products to our C-Vue custom soft lens category utilizing advanced materials in a monthly disposable modality, such as the C-VUE Advanced Toric Multifocal monthly replacement lens which is made with an advanced hydration material and features a free trial program.

A significant portion of our net income is derived from our exclusive license of one of our patented multifocal designs to Bausch & Lomb. We collect royalties based on Bausch & Lomb’s worldwide net sales of products utilizing our technology. Such royalty income is a major component of our profitability, and continues to grow, showing almost a 4% increase during the 2010 fiscal year. There can be no assurance, however, that Bausch & Lomb will continue to sell products in the future utilizing our technology.

The contact lens market is highly competitive. We compete with industry leaders, such as Vistakon, a unit of Johnson and Johnson, Bausch & Lomb, Ciba Vision Corporation, a division of Novartis AG, and Cooper Vision. Our ability to compete successfully is dependent in part on eye care professionals’ perceptions of product quality, product development, technical innovation, and price.

We have a supply agreement with one supplier for the manufacture of our molded C-Vue multifocal lens, which currently accounts for approximately 59% of the Company’s Current Year sales. The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurances that it will continue to do so.

2010 Fiscal Year Highlights

•	Earnings per share increased 5% to $0.43 from $0.41 in 2009.

•	Royalty income in 2010 increased 4% to $2.977 million from $2.874 million in 2009.

•	Paid an annual dividend of $0.36 per share, a dividend yield of 8.7% based on the year-end closing price of $4.12.

•	In September 2009 we launched our new C-Vue Advanced Toric Multifocal lens, which features free trial lenses.

•	On November 9, 2009, we closed on a $6.9 million 5-year term loan facility and a new $1.5 million line of credit with Regions Bank.

•	On January 20, 2010, we completed a Stock Purchase Agreement, for 2,188,861 shares of our common stock, from our largest shareholder for an aggregate purchase price of $6.9 million or $3.15 per share.

•	Effective April 1, 2010 the we announced the change in domicile and the continuance of our Corporate existence from British Columbia Canada to the State of Delaware.

Results of Operations

Fiscal 2010 Compared to Fiscal 2009

Sales during the year ended June 30, 2010 (the “Current Year”) were $6,217,245, a decrease of $506,936 (7.5%), from sales of $6,724,181 during the year ended June 30, 2009 (the “2009 Year”). The disposable lens category decreased 1.3%, as sales of our best selling lens, the C-Vue disposable multifocal, was adversely affected by current economic conditions in the U.S. as well as new product offerings and rebate programs of our competitors, primarily in the third quarter. Our custom soft lens category decreased 8.6%, reflecting a decrease in the sales of our traditional toric multifocal lenses, but primarily due to the launch of our C-Vue Advanced Toric Multifocal lens. This new product offering features the provision of free trial lenses to practitioners which delays revenue recognition until the contact lens fit is finalized for a patient and lenses are ordered. This conversion has been slower then expected, but we see sales improvement in this category as more practitioners convert trial fits to lens sales. Our gas permeable lens category decreased by 7.1%, despite additional sales from our acquisition in December 2008 of the Aero Contact Lens brands. Our gas permeable segment sales change for the Current Year excluding the Aero Contact Lens sales was down approximately 12% compared to the 2009 Year, due to a continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased by 30.3% due to current economic conditions and the expected decline in product lines that are nearing the end of their life cycle. This is also reflected fewer low vision product line sales to our exclusive distributor which accounted for approximately 5% of the decrease.

Gross margin decreased to 42% in the Current Year compared to 46.1% in the 2009 Year due primarily to lower sales and sales mix changes in higher margin products and the new C-VUE Advanced Toric Multifocal free trial program launched during the first quarter of the Current Year.

Our operating expenses excluding cost of sales decreased during the Current Year by $21,377, as compared to the 2009 Year, due to decreases in research and development and sales and marketing expenses offset in part by an increase in administrative expenses. Research and development expenses decreased $4,662 due primarily to lower charges for consulting services, and sales and marketing expenses decreased $58,732 primarily due to lower advertising spending and lower sales commissions due to decreased sales. Administrative expenses increased $42,017 due primarily to one-time expenses associated with the Company’s migration from Canada to Delaware of approximately $71,000 in the third quarter and to stock compensation expenses of approximately $39,000, offset by lower supplies spending and lower payroll and related expenses during the Current Year.

During the Current Year, we earned income before tax of $2,513,897 compared to income before tax of $3,001,179 in the 2009 Year. The decrease of $487,282 was primarily due to a decrease in gross profit of $493,005, offset in part by (i) an increase in royalty income under the license agreement with Bausch & Lomb of $102,917 to $2,976,945 in the Current Year as compared to $2,874,028 in the 2009 Year and (ii) a decrease in expenses of $21,377 as described above, and an increase in other items including interest expense and other income of $118,572. After recording income tax expense of $965,500, we had net income of $1,548,397, or $0.43 per diluted share for the Current Year. In comparison, in the 2009 Year we had net income of $1,870,127 or $0.41 per diluted share after recording income tax expense of $1,131,052.

In the Current Year and the 2009 Year we recorded net income tax expense of $965,500 and $1,131,052, respectively. The income tax expense is the result of a reduction in the deferred income tax asset due to offsetting the current year’s taxable income with the recognition of income tax loss carryforwards. During the second quarter of the Current Year, utilization of tax loss carry-forwards were exhausted, and income taxes payable have been recorded since then. The effective tax rate for the Current Year was 38.4% compared to 37.7% in the 2009 Year.

Fiscal 2009 Compared to Fiscal 2008

During the 2009 Year, we earned income before tax of $3,001,179 compared to income before tax of $2,636,652 for the twelve months ended June 30, 2008 (the “2008 Year”). The increase in income before tax during the 2009 Year of $364,527 as compared to the 2008 Year, was primarily due to (i) an increase in gross margin of $141,657, (ii) an increase in royalty income under the license agreement with Bausch & Lomb of $244,905 to $2,874,028 in the 2009 Year as compared to $2,629,123 in the 2008 Year, (iii) a decrease in expenses of $17,696 as described below, and (iv) a decrease in other items including interest income and other income of $39,731. After recording income tax expense of $1,131,052, we had net income of $1,870,127 or $0.41 per diluted share for the 2009 Year. In comparison, in the 2008 Year we had net income of $1,630,592 or $0.36 per diluted share after recording income tax expense of $1,006,060.

Sales during the 2009 Year were $6,724,181, an increase of $58,615 (0.9%), as compared to sales of $6,665,566 during the 2008 Year. The disposable lens category increased by 10.0% due to continued sales growth of our best selling lens, the C-Vue disposable multifocal. Our custom soft lens category increased 4.6% due primarily to a slight sales dollar decrease in our C-Vue toric multifocal product line offset by increases in our C-Vue custom toric product line. Our gas permeable lens category decreased, by 0.5%, due primarily from additional sales from our recently acquired Aero Contact Lens brands. Our gas permeable segment sales change for the 2009 Year excluding the Aero Contact Lens sales decreased 12% compared to the 2008 Year due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased by 25.1% due to expected declines in product lines that are nearing the end of their life cycle and less low vision product line sales to our exclusive distributor which accounted for approximately 7% of the decrease in the 2009 Year. Gross margin increased to 46.1% in the 2009 Year compared to 44.4% in the 2008 Year due primarily to sales mix and increases in higher margin products and from a one-time waste disposal expense and over-time production labor costs associated with the 2008 Year revenue mix.

The decrease in operating expenses excluding cost of sales during the 2009 Year, as compared to the 2008 Year, was primarily due to decreases in research and development expenses offset by increases in sales and marketing expenses. As a percentage of sales, total 2009 Year expenses decreased from 44.0% to 43.4%. Administration expenses were flat, decreasing by $471 due to higher payroll and related expenses offset by lower consulting services and rental payments during the 2009 Year. Sales and marketing expenses increased $23,330 primarily due to payroll and payroll related expenses from higher sales increases and flat promotional and advertising spending. Research and development expenses decreased $40,554 due primarily to lower consulting services.

During the 2009 Year we recorded income tax expense of $1,131,052 compared to income tax expense in the 2008 Year of $1,006,060. We record income tax at the statutory rates, but currently only pay alternative minimum tax of approximately 2% due to the utilization of tax loss carry-forwards. The increase in income tax expense is the result of higher income before tax in the 2009 Year compared to the 2008 Year and the recognition of income tax loss carry-forwards offset by a reduction in the deferred income tax asset due to the application of tax loss carry forwards against the taxable income earned during the 2008 Year.

Liquidity and Capital Resources

Cash and cash equivalents and certificates of deposit were $1,080,540 million at June 30, 2010, compared to $1,678,626 at June 30, 2009. Short-term investment objectives are to minimize risk, maintain liquidity and maximize yields. To attain these objectives, investment limits are placed on the amount, type and issuer. Investments are principally in bank money market funds or certificates of deposit.

Cash provided by operations and financing activities has primarily funded our requirements. As of June 30, 2010, the Company had working capital of $1,304,821, representing a decrease of $2,617,926 from our working capital at June 30, 2009. The decrease in working capital was principally due to decreases in cash, accounts receivable, inventory and current tax assets, and increases in deferred income and the addition of current debt and income taxes payable.

During the Current Year, we generated $2,635,975 positive cash from operations representing a decrease of $565,048 from the $3,201,023 generated during the 2009 Year. Total capital additions and cash used was $31,580 during the Current Year for the purchase of capital additions, a decrease of $84,761 from the 2009 Year.

We estimate that capital expenditures for property, plant and equipment and other assets will approximate $275,000 in fiscal year 2011.

The following is a summary of the change in our cash and cash equivalents:

	June 30,
	2010	2009
Net cash provided by operating activities	$2,635,975	$3,201,023
Net cash provided by (used in) investing activities	468,420	(616,341)
Net cash (used in) provided by financing activities	(3,200,861)	(3,003,472)

Net increase in cash and cash equivalents	$(96,466)	$(418,790)

Operating Activities

Current Year net cash provided by operating activities decreased $565,048 to $2,635,975 compared to $3,201,023 in the 2009 Year. The decrease is primarily attributable to the decrease in earnings and deferred tax expense. For the year, we generated $347,498 in cash flow from working capital improvements, primarily through inventory and receivables management. Working capital improvements were partially offset by the lower net earnings and deferred tax expense. 2009 Year working capital generated $65,226 in cash and operating activities improved $506,609 over the 2008 Year primarily from higher net earnings and deferred tax expense. Cash provided by operations is the principal source of funds for expansion, acquisitions, capital expenditures and dividends to stockholders. In the Current Year, we supplemented cash provided by operations with long-term debt

Investing Activities

In the 2009 Year we invested our excess cash in 9-month risk free certificates of deposit. Excluding the purchase and redemption of these certificates of deposit of $500,000 in the 2009 Year and the Current Year, net cash used in investing activities which was all used for additions to property, plant and equipment, decreased $84,761 to $31,580 compared to $116,341 a year ago. 2009 Year net cash used in investing activities, which was also all used for additions to property, plant and equipment, increased $34,587 over 2008. Additions to property, plant and equipment are primarily for machinery, office equipment and improvements to the head office.

Financing Activities

Current Year net cash used in financing activities increased $197,389 to $3,200,861, compared to $3,003,472 in the 2009 Year. The increase is primarily from our repurchase of common stock from Uniinvest using $7,402,948 offset by the related financing and financing costs of $5,932,174 (see below) which was also offset by term loan repayments of $500,000 and lower common stock cash dividends paid of $1,245,612 due to fewer shares outstanding after the stock repurchase. Net cash used in financing activities in the prior two years used cash of $3,003,472 for the payment of dividends.

In August 2008, we obtained a new line of credit from a commercial lender for $1,500,000 with interest rate terms of LIBOR plus 1.5 percent. This line of credit was collateralized by all assets of Unilens Corp. USA, excluding our agreement with Bausch & Lomb. Under this credit agreement, we were required to meet specified financial covenants. On November 1, 2009 this line of credit expired and was replaced with a $1.5 million line of credit provided by Regions Bank.

In January 2010, we repurchased 2,188,861 shares of our common stock, representing approximately 48% of our outstanding shares from our then largest shareholder, Uniinvest, for an aggregate purchase price of $6,894,912 or $3.15 per share. We funded the transaction primarily through a $6.9 million 5-year term loan facility and a $1.5 million line of credit provided to the Company’s wholly owned subsidiary Unilens Corp., USA, by Regions Bank. The loan facility and line of credit bear a floating interest rate consisting of a premium over LIBOR with a minimum interest rate of 4.75%, and is secured by certain assets of our subsidiaries. In August 2010, we entered into an interest rate swap agreement facilitated by Regions Bank, which effectively converted our floating interest rate debt under the term loan to a fixed rate of 5.16%,

At the end of the Current Year we had a stockholders’ deficit of $2,352,175, representing a decrease of $7,045,524 million compared to the 2009 Year. The decrease in stockholders’ equity was primarily due to lower income before income taxes of $2,513,897 (primarily from royalty income), net of income taxes of $965,500, offset by cash dividend payments totaling $1,245,612 and repurchase costs of $7,402,948.

During the Current Year we paid a total of $1,245,612 in regular quarterly common stock dividends. In the third quarter we repurchased 2,188,861 shares of our common stock from our then largest shareholder. The Company funded the repurchase with a draw of $6 million against a term loan facility which, as of the end of the Current Year, had been paid down to $5.5 million.

Off Balance Sheet Arrangements and Other

None.

Contractual Obligations

The following table contains a summary of our obligations and commitments to make future payments under contracts, including debt, lease and purchase agreements as of June 30, 2010. Amounts set forth below are expressed in U.S. dollars.

	Payments due by period
Contractual Obligations:	Total	Less than 1 yr	1-3 yrs	3-5 yrs	More than 5 yrs
Long-Term Debt	$5,300,000	$1,200,000	$3,600,000	$500,000	$0
Capital Lease	0	0	0	0	0
Operating Lease	680,201	225,407	454,794	0	0
Purchase Obligations	302,553	302,553	0	0	0
Other	0	0	0	0	0

Total	$6,282,754	$1,727,960	$4,504,794	$500,000	$0

Critical Accounting Policies & Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, which require management to make certain estimates and apply judgment. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our consolidated financial statements. While we believe the historical experience, current trends and other factors considered, support the preparation of our consolidated financial statements in conformity with generally accepted accounting principles, actual results could differ from our estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2 to our consolidated financial statements. We believe the following accounting policies include a higher degree of judgment and/or complexity and, thus, are considered to be critical accounting policies.

Inventory

Our inventories are carried at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventory is stated at average cost, which is determined by applying the current average cost to the ending inventory. In addition, we reduce the value of our ending inventory for estimated inventory obsolescence. A continuous cycle count process is the primary procedure used to validate the inventory balances on hand to ensure that the amounts reflected in the accompanying consolidated financial statements are properly stated.

The accounting for inventory contains uncertainty since we must use judgment to estimate inventory obsolescence. When estimating these losses, we consider a number of factors, which include, but are not limited to, historical usage, shelf life remaining and manufactured date of current physical inventory.

Our total reserve for estimated inventory obsolescence covered by this critical accounting policy was $24,172 as of June 30, 2010. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for estimated inventory obsolescence, it is possible that actual results could differ.

We have not made any material changes in the accounting methodology used to establish our inventory obsolescence and loss reserves during the past three years. Although we believe that the estimates discussed above are reasonable and the related calculations conform to generally accepted accounting principles, actual results could differ from our estimates, and such differences could be material.

Allowance for Doubtful Accounts and Returns

We record an allowance for doubtful accounts to allow for any amounts that may not be recoverable. This is based on an analysis of our prior collection experience, customer credit worthiness, and current economic trends. Also included with this allowance is an amount for product returns. This is based on an analysis of our history of credit memos issued. Our total allowance for doubtful accounts and product returns covered by this critical accounting policy was $217,820 as of June 30, 2010. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for allowance for doubtful accounts and product returns, it is possible that actual results could differ.

We have not made any material changes to the method of estimating our allowance for doubtful accounts and product returns during the last three years. Based on current knowledge, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine the allowance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a) Quantitative Information About Market Risk

Our operations generally do not employ financial instruments or derivatives, which are market sensitive, and accordingly, we are not exposed to the financial market risks related to such instruments.

In August 2010, the Company entered into an interest rate swap agreement to manage its cash flow exposure to interest rate changes. The Company does not enter into this type of financial instrument for trading or speculative purposes. The swap effectively converts the Company’s variable rate debt of LIBOR plus 3.75% to a fixed rate of 5.16%.

(b) Qualitative Information About Market Risk

Our financial statements are reported in U.S. Dollars, the same as the currency of our operating subsidiary, Unilens Corp. USA. On and effective April 1, 2010 we completed a change in domicile from British Columbia, Canada, to the State of Delaware. Prior to April 1, 2010, the effects of exchange rate fluctuations related to the US dollar were limited to the assets and liabilities related to our administrative office.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements of

UNILENS VISION INC.

At June 30, 2010 and 2009 and

Years ended June 30, 2010, 2009 and 2008

Report date – September 28, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unilens Vision Inc.

We have audited the accompanying consolidated balance sheets of Unilens Vision Inc. as of June 30, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended June 30, 2010, 2009 and 2008. These consolidated financial statements are the responsibility of the management of Unilens Vision Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unilens Vision Inc. as of June 30, 2010 and 2009 and the results of its operations and its cash flows for the years ended June 30, 2010, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

Pender Newkirk & Company LLP
Certified Public Accountants
Tampa, Florida
September 28, 2010

UNILENS VISION INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS AT JUNE 30

	2010	2009
ASSETS
Current
Cash and cash equivalents	$1,080,540	$1,178,626
Certificates of deposit	—	500,000
Accounts receivable, net of allowance of $217,820 and $278,030 at June 30, 2010 and 2009, respectively	876,033	971,523
Royalties and other receivables	744,989	764,890
Inventories (Note 3)	679,024	849,898
Prepaid expenses	82,348	49,322
Deferred tax asset – current (Note 12)	361,400	664,800

Total current assets	3,824,334	4,979,059
Property, plant, and equipment, net (Note 4)	248,578	378,847
Deferred loan costs	67,826	—
Other assets	123,300	70,055
Deferred tax asset (Note 12)	203,300	321,700

Total assets	$4,467,338	$5,749,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$384,308	$315,606
Accrued wages and employee benefits	371,649	425,549
Deferred income	359,194	248,724
Income taxes payable	115,697	—
Other accrued liabilities	88,665	66,433
Note payable - current	1,200,000	—

Total current liabilities	2,519,513	1,056,312
Note payable – long-term	4,300,000

Total liabilities	6,819,513	1,056,312

Commitments (Note 7)
Stockholders’ equity
Capital stock (Note 8)
Preferred shares, par value $0.001 per share; 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, par value $0.001 per share; 30,000,000 shares authorized; shares issued and outstanding 2,369,354 and 4,550,715 at June 30, 2010 and 2009, respectively	2,369	4,551
Additional paid-in capital	20,285,873	27,632,000
Deficit	(22,640,417)	(22,943,202)

Total stockholders’ (deficit) equity	(2,352,175)	4,693,349

Total liabilities and stockholders’ (deficit) equity	$4,467,338	$5,749,661

The accompanying notes are an integral part of these consolidated financial statements.

UNILENS VISION INC.

CONSOLIDATED STATEMENTS OF INCOME

(Expressed in U.S. Dollars)

YEAR ENDED JUNE 30	2010	2009	2008
Revenues:
Sales	$6,217,245	$6,724,181	$6,665,566
Royalty income (Note 5)	2,976,945	2,874,028	2,629,123

Total revenue	9,194,190	9,598,209	9,294,689

Operating costs and expenses:
Cost of sales	3,608,608	3,622,539	3,705,581
Administration	1,336,246	1,294,229	1,294,701
Research and development	79,234	83,897	124,451
Sales and marketing	1,480,613	1,539,345	1,516,015

Total operating costs and expenses	6,504,701	6,540,010	6,640,748

Operating income	2,689,489	3,058,199	2,653,941

Other non-operating items:
Other expense	(47,951)	(56,967)	(45,236)
Remeasurement (loss) income	(1,620)	(6,060)	1,805
Interest income	7,409	6,007	26,142
Interest expense and loan fees	(133,430)	—	—

Total other non-operating items	(175,592)	(57,020)	(17,289)

Income before income tax expense	2,513,897	3,001,179	2,636,652
Net income tax expense (Note 12)	965,500	1,131,052	1,006,060

Net income for the year	$1,548,397	$1,870,127	$1,630,592

Net income per common share:

Basic	$0.43	$0.41	$0.36

Diluted	$0.43	$0.41	$0.36

Weighted average number of common shares outstanding:
Basic	3,588,916	4,550,715	4,546,733
Effect of dilutive options	3,127	5,463	7,328

Diluted	3,592,043	4,556,178	4,554,061

The accompanying notes are an integral part of these consolidated financial statements.

UNILENS VISION INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Deficit	Total
Balance, June 30, 2007	4,513,215	$4,513	$27,601,267	$(20,436,977)	$7,168,803
Common stock issued for cash from exercise of stock options at $2.07 per share in August 2007	2,500	3	5,172		5,175
Common stock issued for cash from exercise of stock options at $0.91 per share in August 2007	15,000	15	13,671		13,686
Common stock issued for cash from exercise of stock options at $0.60 per share in August 2007	20,000	20	11,890		11,910
Common stock cash dividends paid				(3,003,472)	(3,003,472)
Income for the year				1,630,592	1,630,592

Balance, June 30, 2008	4,550,715	4,551	27,632,000	(21,809,857)	5,826,694
Common stock cash dividends paid				(3,003,472)	(3,003,472)
Income for the year				1,870,127	1,870,127

Balance, June 30, 2009	4,550,715	4,551	27,632,000	(22,943,202)	4,693,349
Common stock issued for cash from exercise of stock options at $2.07 per share in January 2010	7,500	7	15,518		15,525
Common stock repurchased for cash at $3.15 per share plus expenses in January 2010	(2,188,861)	(2,189)	(7,400,759)		(7,402,948)
Common stock cash dividends paid				(1,245,612)	(1,245,612)
Stock based compensation			39,114		39,114
Income for the year				1,548,397	1,548,397

Balance, June 30, 2010	2,369,354	$2,369	$20,285,873	$(22,640,417)	$(2,352,175)

The accompanying notes are an integral part of these consolidated financial statements.

UNILENS VISION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEAR ENDED JUNE 30	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Income for the year	$1,548,397	$1,870,127	$1,630,592
Items not affecting cash:
Depreciation and amortization	161,849	179,310	191,301
Deferred tax expense	421,800	1,080,300	951,310
Remeasurement loss (gain)	1,620	6,060	(1,805)
Income taxes payable	115,697	—	—
Stock based compensation	39,114	—	—
Change in non-cash working capital items (Note 9)	347,498	65,226	(76,984)

Net cash provided by operating activities	2,635,975	3,201,023	2,694,414

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	—	(500,000)	—
Redemption of certificates of deposit	500,000	—
Purchase of property, plant and equipment and other assets	(31,580)	(116,341)	(81,754)

Net cash provided by (used in) investing activities	468,420	(616,341)	(81,754)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under term loan	6,000,000	—	—
Loan financing costs	(67,826)	—	—
Repayment of borrowings under term loan	(500,000)	—	—
Common stock issued for cash from exercise of stock options	15,525	—	30,771
Common stock repurchased	(7,402,948)	—	—
Common stock dividends paid	(1,245,612)	(3,003,472)	(3,003,472)

Net cash used in financing activities	(3,200,861)	(3,003,472)	(2,972,701)

Change in cash and cash equivalents during the year	(96,466)	(418,790)	(360,041)
Effect of exchange rate changes on cash and cash equivalents	(1,620)	(6,060)	1,805
Cash and cash equivalents, beginning of year	1,178,626	1,603,476	1,961,712

Cash and cash equivalents, end of year	$1,080,540	$1,178,626	$1,603,476

Cash paid during the year for interest	$115,531	$—	$—

Cash paid during the year for income taxes	$429,100	$50,752	$54,750

Supplemental disclosure with respect to cash flows (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

UNILENS VISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

JUNE 30, 2010

1. NATURE OF BUSINESS

The business of Unilens Vision Inc. and subsidiaries (the “Company”) is to develop, license and sell optical products using proprietary design and manufacturing technology. The Company’s products are being sold primarily in the United States through a network of national distributors, independent sales representatives and in house sales personnel. The Company also licenses through one of its subsidiaries, one of its patented multifocal designs on an exclusive basis to Bausch and Lomb Inc. (“Bausch and Lomb”) (Note 5).

2. SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and in United States dollars.

The significant accounting policies adopted by the Company are as follows:

Consolidation

These consolidated financial statements include the accounts of Unilens Vision Inc. and its wholly-owned subsidiary, Unilens Corp. USA and its wholly-owned subsidiary, Unilens Vision Sciences Inc.

All significant inter-company accounts and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. None of the reclassifications impacted the Company’s income for the year in any period.

Currency

These financial statements are expressed in United States dollars, as the Company and all its operations are based in the United States. On and effective April 1, 2010 the Company announced the change in domicile and the continuance of its corporate existence from British Columbia, Canada to the State of Delaware. Any amounts in prior years expressed in Canadian dollars are indicated as such.

The Company’s functional currency is the United States dollar. Prior to April 1, 2010, the Company followed the remeasurement method of translation since the Canadian records were kept in Canadian dollars. This method translates foreign monetary assets and liabilities at the rate of exchange at the balance sheet date. Foreign nonmonetary assets, liabilities, and stockholders’ equity were translated at the appropriate historical rate. Revenues and expenses from Canadian operations, other than those related to nonmonetary assets and liabilities were translated at the weighted average exchange rate for the period. The resulting remeasurement gain or loss is taken directly to the income statement.

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, accounts receivable, royalties and other receivables, accounts payable notes payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed except for variable rates on notes payable to significant interest, currency or credit risks arising from these financial instruments. The Company has been monitoring interest rates in anticipation of entering a swap agreement to fix the rates on it notes payable. On August 6, 2010, the Company entered into an interest rate swap agreement. Under the

UNILENS VISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in U.S. Dollars)

JUNE 30, 2010

interest rate swap agreement for the term note, we receive or make payments on a monthly basis, based on the differential between 5.16% and LIBOR plus 3.75% (Note 16). Due to their short maturities, the fair value of these financial instruments approximates their carrying values, unless otherwise noted. The carrying amount and estimated fair value of long-term notes payable was $4,300,000 and $4,300,000, respectively as of June 30, 2010. The fair value of long-term notes payable was estimated based on rates currently offered to the Company for debt with similar terms and maturities. There were no outstanding investments in derivative financial instruments as of June 30, 2010 and 2009.

Cash and cash equivalents

Cash and cash equivalents include short-term, highly liquid investments that are both readily convertible to known amounts of cash and whose original maturity is three months or less when purchased.

Certificates of deposit

In February and April 2009, the Company invested in 9-month risk free FDIC insured certificates of deposit with its then primary bank. With the risk free certificate of deposit, after the first six days of the account term, any early withdrawal fee is waived when the amount withdrawn is reinvested in any deposit account of the primary bank.

Accounts receivable

Accounts receivable consist of amounts due from contact lens sales to customers. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Also included in this allowance is an amount for product returns, based on an analysis of the Company’s history of credit memos issued. Based on management’s review of accounts receivable, an allowance for doubtful accounts and product returns of $217,820 and $278,030 at June 30, 2010 and 2009, respectively, is considered adequate. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables.

Inventories

Inventories are carried at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company provides reserves for inventory that management believes to be obsolete or slow moving.

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Plant and equipment and office equipment are depreciated on a straight-line basis over the shorter of 5 years or the estimated useful life of the asset. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful life of the asset. Expenditures for certain maintenance and repairs are charged to expense as incurred, and renewals and betterments are capitalized. Gains and losses on disposals are credited or charged to operations. For US income tax purposes, the Company uses accelerated methods of depreciation for all assets.

Long-lived assets that are subject to depreciation and amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. During the years ended June 30, 2010 and 2009, the Company determined that its property, plant and equipment were not impaired.

Revenue recognition and discounts

The Company recognizes revenue on sales of optical products upon shipment, when title passes, and ultimate collection is reasonably assured. At the same time, the Company charges operations for the estimated cost of future returns based on historical experience for the respective product types. The Company offers discounts on its products. The costs of these discounts are recognized at the date at which the related sales revenue is recognized and are recorded as a reduction of sales revenue.

UNILENS VISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in U.S. Dollars)

JUNE 30, 2010

The Company offers our customers advanced sales commitments on certain of our optical products. The Company invoices the customer when the sale commitment is made and defers the revenue until the optical product is shipped.

Royalty income

The Company recognizes royalty income at the end of each quarter based on the net sales of licensed products sold during the quarter, which is provided by the licensee, times the royalty rate.

Shipping and handling

The Company records amounts billed to customers for shipping and handling costs as sales revenue. Costs incurred by the Company for shipping and handling is included in cost of sales.

Advertising costs

The Company expenses advertising costs when incurred. Advertising expense was $252,606, $268,853 and $269,311 for the years ended June 30, 2010, 2009 and 2008, respectively; there were no advertising costs that met the criteria for capitalization.

Research and development costs

Research and development costs are expensed as incurred. The amounts charged to operations during the years ended June 30, 2010, 2009 and 2008 were $79,234, $83,897 and $124,451, respectively.

Income per common share

Basic income per common share is calculated by dividing the income for the year by the weighted-average number of common shares outstanding during the year.

Diluted income per common share is calculated using the treasury stock method. Under the treasury stock method, the weighted average number of common shares outstanding used for the calculation of diluted income per share assumes that the proceeds to be received on the exercise of dilutive stock options and warrants are used to repurchase common shares at the average market price during the year.

Stock-based compensation and stock options

Stock-based payments are recorded using the fair value method of accounting for stock options. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. There was $39,114 of stock compensation expense attributable to stock options charged against income for the year ended June 30, 2010. There was no compensation expense attributable to stock options charged against income for the years ended June 30, 2009 and 2008 since no options were granted during those years, and all options outstanding at the beginning of those years were fully vested.

See Note 8 for additional disclosure on the Company’s stock-based compensation.

Income taxes

Taxes on income are provided in accordance with US GAAP. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities, in addition to the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax

UNILENS VISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in U.S. Dollars)

JUNE 30, 2010

rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Accounting for uncertainty in income taxes is determined based on US GAAP, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. US GAAP also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. As of June 30, 2010, the Company had no uncertain tax positions that require disclosure or accrual. The tax returns for the 2006 through 2009 tax years are still open for examination by the Internal Revenue Service.

Recent accounting pronouncements adopted

The FASB amended ASC Topic 105, Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (the “Codification or ASC”) became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. All of the Codification’s content carries the same level of authority, and the U.S. GAAP hierarchy will be modified to include only two levels: authoritative and non-authoritative. Topic 105 was effective for the company as of July 1, 2009 and did not have a material effect on its consolidated financial statements.

Other recent pronouncements issued by the FASB, the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. INVENTORIES

	2010	2009
Raw materials	$270,388	$275,454
Work in progress	26,685	22,039
Finished goods	406,091	593,616

	703,164	891,109
Less allowance for obsolescence	24,140	41,211

	$679,024	$849,898

All inventories are pledged as collateral on loans (Note 6)

4. PROPERTY, PLANT AND EQUIPMENT

	2010			2009
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Plant and equipment	$4,665,800	$4,567,054	$98,746	$4,667,244	$4,508,240	$159,004
Office equipment	484,555	383,553	101,002	482,092	326,621	155,471
Leasehold improvements	313,406	264,576	48,830	313,722	249,350	64,372

	$5,463,761	$5,215,183	$248,578	$5,463,058	$5,084,211	$378,847

Depreciation expense of property, plant and equipment was $161,849, $179,310 and $191,301 during 2010, 2009 and 2008, respectively. All property, plant and equipment are pledged as collateral on loans (Note 6).

UNILENS VISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in U.S. Dollars)

JUNE 30, 2010

5. ROYALTY AGREEMENT

On October 26, 2001, Bausch & Lomb licensed the exclusive worldwide rights to the Company’s multi-focal soft contact lens design. Under the terms of the agreement, Bausch & Lomb will develop, manufacture, and market a cast-molded multi-focal soft contact lens using the Company’s technology. For this, Bausch & Lomb will pay the Company a royalty ranging from two to five percent of the product’s worldwide net sales for as long as they manufacture and sell products utilizing the technology. During the years ended June 30, 2010, 2009 and 2008, the Company recorded $2,976,945, $2,874,028 and $2,629,123, respectively, in Bausch & Lomb royalty revenues. The principal United States patent related to this license is pledged as collateral on loans (Note 6).

6. LINE OF CREDIT AND TERM NOTE

On November 1, 2009, the Company’s previous line of credit of $1,500,000 expired. This line of credit was collateralized by all assets of Unilens Corp. USA, excluding, the Royalty Agreement with Bausch & Lomb. At June 30, 2009 there was no balance outstanding.

On November 9, 2009, the Company closed on a $6,900,000 5-year term loan facility and a new $1,500,000 line of credit with Regions Bank. The term loan facility, which had a six-month advance period, was entered into to fund the Stock Purchase Agreement (See Note 8) and the new line of credit replaced the previous line of credit. The term loan is payable in 60 monthly principal payments of $100,000 plus accrued interest. Both the term loan and the new line of credit bear interest at a floating rate of 30-day LIBOR plus 3.25% or 3.75% depending on whether the ratio of the Company’s funded debt to its EBITDA is less than 1-to-1 or equal to or greater than 1-to-1, with a minimum interest rate of 4.75%, (See Note 16 Subsequent Events). Under the new line of credit, at any time, the maximum borrowings shall not exceed the lesser of (i) $1,500,000 or (ii) a sum equal to 80% of Qualified Accounts Receivables plus 50% of Qualified Inventory. The line of credit expires in November 2010, but may be extended for up to two one-year terms.

The required principal payments under term loan facility over the next five years are as follows:

Year ended June 30,	Term loan principal payments
2011	$1,200,000
2012	1,200,000
2013	1,200,000
2014	1,200,000
2015	700,000

Total term loan	5,500,000
Less: current maturities	1,200,000

Total long-term term loan	$4,300,000

The term loan and the new line of credit are secured by a security interest in favor of Regions Bank in the Company’s inventory, accounts receivable, general intangibles, cash and principal United States patent. Under both the term loan facility and the new line of credit, the Company is required to meet customary covenants regarding, among other things, the maintenance of specified cash flow leverage and fixed charge coverage ratios and the requirement of lender consent for significant transactions such as mergers, acquisitions, dispositions and other financings.

The Company was in compliance with all financial covenants and has an outstanding balance on the term loan of $5,500,000 and no outstanding balance on the line of credit at June 30, 2010.

UNILENS VISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in U.S. Dollars)

JUNE 30, 2010

7. OPERATING LEASES

The Company leases through Unilens Corp. USA, a combined office and manufacturing facility in Largo, Florida and a sales office in Clearwater, Florida.

During the fourth quarter of fiscal year 2008, the Company negotiated a new Largo lease agreement. Effective July 1, 2008 the five-year lease agreement, calls for approximate monthly rental payments of $16,276, and provides for escalation of rental payments in years four and five. The lease term is through June 30, 2013 with a five-year option. If there is a change of control of the Company after June 30, 2010, the lease can be terminated by the Company with four and one half months written notice, and under certain conditions may be subject to three months liquidating damages.

The Clearwater lease agreement expired on May 31, 2009, and the Company continued the lease on a month-to-month basis until the lease was renegotiated and amended in July 2009. The amended lease term is through July 31, 2012, and calls for approximate monthly rental payments of $2,343, with an escalation of rental payments based on increases in the landlord’s operating expenses, utility costs and real estate taxes.

The Company from time to time also rents certain office equipment under operating leases with lease terms of less than one year.

Rent expense under all operating leases was approximately $229,000, $240,000 and $277,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

Minimum future lease payments under operating leases, which have an initial or remaining non-cancelable lease term in excess of one year, over the next five years and thereafter are approximately as follows:

Year ended June 30,	Operating leases
2011	$225,407
2012	237,697
2013	217,097
2014	—
2015	—

Total	$680,201

8. CAPITAL STOCK AND SUBSEQUENT EVENTS

On August 9, 2007, the Company issued 2,500, 15,000 and 20,000 common shares on exercise of employee stock options at exercise prices of $2.07, $0.91 ($0.95Cdn.) and $0.60 ($0.62Cdn.) per share raising gross proceeds of $5,175, $13,686 and $11,910, respectively.

On January 1, 2010 the Company issued 7,500 common shares on exercise of employee stock options at an exercise price of $2.07 per share raising gross proceeds of $15,525.

On January 20, 2010, the Company completed a Stock Purchase Agreement, were by 2,188,861 shares of its common stock, representing approximately 48% of it’s outstanding shares were repurchased from it’s largest shareholder Uniinvest Holding AG in Liquidation for an aggregate purchase price of $6,894,912 or $3.15 per share.

The Company funded the transaction primarily through a draw of $6.0 million against the $6.9 million 5-year term loan facility provided to the Company’s wholly owned subsidiary Unilens Corp., USA, by Regions Bank and cash on hand.

UNILENS VISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in U.S. Dollars)

JUNE 30, 2010

Costs related to the Stock Purchase Agreement were $508,036 and costs related to the term loan facility and new line of credit were, $74,579. The costs related to the Stock Purchase Agreement were charged to stockholders’ equity and costs related to the term loan facility and new line of credit were charged to deferred loan costs and will be amortized over the life of the loan, which is five years.

Common stock

On and effective April 1, 2010 the Company completed the change in domicile and the continuance of its Corporate existence from British Columbia Canada to the State of Delaware, which resulted in authorized capital of 30,000,000 common shares with a par value of $.001 per share and 3,000,000 preferred shares with a par value of $.001 per share. The continuation to Delaware, which was overwhelmingly approved at the Annual General Meeting of Shareholders (“AGM”) held on March 25, 2010 caused a recapitalization that was applied retrospectively with no effect on total equity and, it did not result in any change in the business, assets, liabilities, net worth, or management of the Company.

The common stock of the Company is all of the same class, is voting and entitles the stockholders to receive dividends. In the event of a liquidation, dissolution or winding up, the common stockholders are entitled to receive equal distribution of net assets or any dividends, which may be declared.

On August 1, 2006 the Board of Directors declared the Company’s first special cash dividend of $0.25 per share. The Company also stated its plan to begin paying a regular quarterly dividend. Beginning on November 1, 2006 the Board of Directors declared its initial quarterly cash dividend of $0.075 per share. The table below shows all Company dividends paid per share from inception for each fiscal year.

Fiscal Year	Special Dividend	Quarterly Dividend	Total Dividend
2007	$0.250	$0.225	$0.475
2008	$0.300	$0.360	$0.660
2009	$0.300	$0.360	$0.660
2010	$0.000	$0.360	$0.360

On August 2, 2010 the Board of Directors declared the 2011 fiscal year first quarter cash dividend of $0.090 per share payable August 27, 2010 to shareholders of record on August 13, 2010.

The amount of future dividends will depend on earnings, cash flow, and all other aspects of our business as determined and declared by the Board of Directors.

Stock option plan and stock options

The Company has adopted a stock option plan (the “Stock Option Plan”). The purpose of the Stock Option Plan is to advance the interests of the Company by providing directors, officers, employees and consultants with a financial incentive for the continued improvement in the performance of the Company and encouragement for them to remain with the Company. The term of any option granted under the Stock Option Plan may not exceed 10 years. The exercise price of each option must equal or exceed the market price of the Company’s stock as calculated on the date of grant. The maximum number of common shares of the Company reserved for issuance under the Stock Option Plan cannot exceed ten percent of the Company’s issued and outstanding common shares. Options, in general, vest immediately except for options granted to consultants performing investor relations activities, vest at a minimum over a period of 12 months, 25% at the end of each three-month period. No more than 5% of the issued and outstanding capital of the Company may be granted to any one individual in any twelve-month period and no more than 2% of the issued and outstanding capital of the Company may be granted to any one consultant in any twelve-month period.

At the AGM held on March 25, 2010, the shareholders approved the Unilens’ Incentive Stock Option Plan. The initial maximum number of shares available for option grants under the adopted Stock Option Plan is 236,935.

UNILENS VISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in U.S. Dollars)

JUNE 30, 2010

The following table, presented in US dollars describes the number and the exercise price of options that have been granted, exercised, or cancelled under the Incentive Stock Option Plan-2006 and the current Incentive Stock Option Plan during the years ended June 30, 2010 and 2009:

	Number of Options	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, June 30, 2008	17,500	$2.07

Exercised	—	—

Granted	—	—
Employees	—	—
Consultants	—	—

Sub-total granted	—	—

Expired/cancelled	—	—

Outstanding, June 30, 2009	17,500	$2.07	0.52 Years	$16,275

Exercised	(7,500)	$2.07

Granted
Employees	160,000	$4.83
Consultants	—	—

Sub-total granted	160,000	$4.83

Expired/cancelled	(10,000)	$2.07

Outstanding, June 30, 2010	160,000	$4.83	9.67 Years	$0.00

Options exercisable, June 30, 2010	155,000	$4.83	9.67 Years	$0.00

(1)	The intrinsic value of a stock option is the amount by which the market value (closing price at June 30, 2010 and June 30, 2009 - $4.20 and $3.00) exceeds the exercise price. The aggregate intrinsic value at June 30,2010 is $0.00 since the closing price is less then the exercise price on June 30, 2010.

As of June 30, 2010 the Company has 160,000 options outstanding, which expire March 1, 2020, and an additional 76,935 options available for future grants under the existing Incentive Stock Option Plan.

Cash proceeds, tax benefits and intrinsic value related to options exercised during the three years ended June 30, 2010, 2009 and 2008 are provided in the following table:

	2010	2009	2008
Proceeds from stock options exercised	$15,525	$0	$30,771
Tax benefit related to stock options exercised	$0	$0	$0
Intrinsic value of stock options exercised	$15,675	$0	$138,079

The Company uses the Black-Scholes pricing model to estimate the fair value of stock-based awards. The expected volatilities are based on the historical volatility of the Company’s stock price. Historical data is used to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is based on historical exercise patterns of employees and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U S Treasury yield curve in effect at the time of the grant. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at zero percent for the period ended June 30, 2010.

UNILENS VISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in U.S. Dollars)

JUNE 30, 2010

The weighted average assumptions outlined in the table below were utilized in the calculation of compensation expense from option grants in the year ended June 30, 2010. No options were granted during years 2009 and 2008.

Risk free interest rate	.52%
Expected life	.94 Years
Expected volatility	22%
Expected dividend yield	9.8%
Grant date fair value	$0.25

As of June 30, 2010 the Company had approximately $790 of unrecognized compensation expense related to non-vested share based compensation that is anticipated to be recognized over the next six months.

9. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2010	2009	2008
Cash provided by (used in):
Accounts and royalties and other receivables	$115,392	$(90,506)	$(77,708)
Inventories	170,874	86,457	(145,966)
Prepaid expenses and other assets	(86,272)	(29,603)	8,261
Accounts payable and accrued liabilities	147,504	98,878	138,429

Change in non-cash working capital items	$347,498	$65,226	$(76,984)

During the years ended June 30, 2010, 2009 and 2008 there were no significant non-cash investing or financing activities.

10. CONCENTRATIONS

Credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company places its temporary cash investments with a high credit quality financial institution. Concentrations of credit risk with respect to uncollateralized trade receivables are limited due to the Company’s large number of customers and their geographic dispersion. The Company uses an allowance for doubtful accounts on an item-by-item basis to cover any collectibility issues. As a consequence, concentrations of credit risk, which could subject the Company to a loss are limited and are consistent with management’s expectations as reflected in the consolidated financial statements.

A significant portion of the Company’s net income is derived from the Company’s exclusive license of one of its patented multifocal designs to Bausch & Lomb. The Company collects royalties based on Bausch & Lomb’s worldwide net sales of products utilizing the Company’s technology. There can be no assurances that Bausch & Lomb will continue to sell products in the future utilizing the Company’s technology.

Volume of business risk

The Company has a supply agreement with one supplier for the manufacture of its molded C-Vue multifocal lens, which accounts for approximately 59% and 57% of the Company’s annual sales during years 2010 and 2009, respectively. The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. The Company has concentrations in the volume of purchases it conducts with this supplier. For the year ended June 30, 2010, purchases from this supplier accounted for approximately 20% of the total cost of goods sold by the Company (2009-25%, 2008-24%). At June 30, 2010, the Company owed this supplier approximately $110,000 (2009- $119,000). There is no assurance that an alternate supplier can successfully manufacture these lenses to the Company’s specifications, on acceptable terms, or within the constraints of the exclusive license agreement with Bausch & Lomb.

UNILENS VISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in U.S. Dollars)

JUNE 30, 2010

11. REVENUE INFORMATION

Substantially all of the Company’s assets are located in the United States. The Company currently conducts substantially all of its operations in the United States in one business segment. Revenue consists of the following lens categories for the years ended June 30:

	2010	2009	2008
Disposable lenses	$3,927,782	$3,978,360	$3,617,697
Custom soft lenses	1,093,648	1,195,998	1,143,548
Gas permeable lenses	462,750	498,031	500,367
Replacement and other lenses	733,065	1,051,792	1,403,954

Total sales	$6,217,245	$6,724,181	$6,665,566

12. INCOME TAXES

A reconciliation of income taxes at the Federal statutory rate to the Company’s effective rate for the years ended June 30, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Statutory expense at the federal rate of 34%	$865,532	$1,020,401	$896,461
State tax expense, net of federal effect	87,398	108,943	95,710
Non-deductible (deductible) expenses	12,570	1,708	(44,042)
Increase (decrease) in deferred income tax valuation allowance	—	—	57,931

	$965,500	$1,131,052	$1,006,060

Income tax expense for the years ended June 30, 2010, 2009 and 2008 consists of the following:

	2010	2009	2008
Current income taxes	$543,700	$50,752	$54,750
Change in net deferred income taxes	421,800	1,080,300	951,310

	$965,500	$1,131,052	$1,006,060

UNILENS VISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in U.S. Dollars)

JUNE 30, 2010

The components giving rise to the deferred tax assets for the years ended June 30, 2010 and 2009 is as follows:

	2010	2009
Deferred tax assets
Inventory allowance	$9,100	$15,500
Allowance for bad debt, returns, and allowances	82,000	104,600
Tax depreciation of property, plant & equipment	40,500	35,600
Tax depreciation of intangibles	125,200	146,300
Tax credits	—	104,400
Deferred revenue	135,200	93,600
Other timing differences	172,700	134,200
Loss carry forward – United States	—	352,300
Loss carry forward - Canada	—	240,900

	564,700	1,227,400
Valuation allowance	—	(240,900)

Net deferred tax asset	564,700	986,500
Less current portion	(361,400)	(664,800)

Long-term portion	$203,300	$321,700

As of June 30, 2009, a portion of the deferred tax asset was the result of net operating loss carryforwards which were available in future years to offset taxable income. During the second quarter of the year ending June 30, 2010 utilization of operating loss carry-forwards were exhausted, and income taxes payable have been recorded since then.

During the year ended June 30, 2010, the Company moved out of Canada. Accordingly, the deferred tax asset from the Canadian loss carryforwards and its corresponding valuation allowance have been removed.

13. RETIREMENT PLANS

The Company maintains a 401(k) profit-sharing plan that covers substantially all of its employees. Contributions are made at the Company’s discretion. For the years ended June 30, 2010, 2009 and 2008, the Company contributed to the plan $87,291, $80,739, and $60,601 respectively. The Company does not have any liabilities for the plan as of June 30, 2010.

14. CONTINGENCY

The Company has employment agreements with two members of senior management. These agreements contain terms for which certain benefits are payable upon termination or a change-of-control.

15. LEGAL PROCEEDINGS

On January 29, 2010, the Company and Unilens Corp. USA were served with a summons and complaint in an action brought by Ocular Insight, Inc. ("Ocular") in the Palm Beach County Florida Circuit Court against the Company, Unilens Corp., USA, each of our current directors and Elizabeth Harrison, formerly a director. Among other things, the complaint alleged that, in connection with the Company's purchase of its common shares owned by Uniinvest Holding AG, In Liquidation, then our largest shareholder, the Company, Unilens Corp., USA and the other defendants allegedly breached obligations under a non-disclosure agreement between Ocular and the Company and thereby caused Ocular damages in an unspecified amount. We believed that Ocular’s claims were totally without merit and vigorously opposed them. Pursuant to motions to dismiss, Ocular’s claims against all of the individual defendants were dismissed in May 2010. During the summer, we engaged in settlement discussions with Ocular. On September 22, 2010, Ocular voluntarily dismissed this litigation without prejudice.

UNILENS VISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Expressed in U.S. Dollars)

JUNE 30, 2010

16. SUBSEQUENT EVENTS

On August 6, 2010, the Company entered into an interest rate swap agreement facilitated by Regions Bank to manage its cash flow exposure to interest rate changes with a notional amount of $5,300,000 which is scheduled to mature in January 2015. The Company does not enter into this type of financial instrument for trading or speculative purposes. The swap effectively will convert the Company’s variable rate debt under the term loan of LIBOR plus 3.75% to a fixed rate of 5.16%, without exchanging the notional principal amount. This agreement was designed as a cash flow hedge and will be reflected at fair value in the Company’s consolidated balance sheet as a component of total liabilities, and the related gains or losses will be deferred in stockholders’ equity as a component of accumulated other comprehensive income.

Report of Independent Registered Public Accounting Firm on Schedule

Board of Directors and Stockholders

Unilens Vision Inc.

In connection with our audit of the consolidated financial statements of Unilens Vision Inc. referred to in our report dated September 28, 2010, we have also audited Schedule I for the year ended June 30, 2010. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

September 28, 2010

Unilens Vision Inc.

Schedule I

Valuation and Qualifying Accounts

Years Ended June 30, 2010 and 2009

		Additions
	Balance Beginning of Year	Charged to Cost and Expense	Charged to Other Accounts		Deductions		Balance End of Year
June 30, 2010
Allowance for doubtful accounts	$193,844	$16,195			$(42,660	)(1)	$167,379
Allowance for returns	84,186		$689,149	(2)	(722,894)		50,441

Total allowance for doubtful accounts and returns	278,030	16,195	689,149		(765,554)		217,820
Allowance for inventory	41,211				(17,071	)(3)	24,140

Total	$319,241	$16,195	$689,149		$(782,625)		$241,960

June 30, 2009
Allowance for doubtful accounts	$209,495	$19,306			$(34,957	)(1)	$193,844
Allowance for returns	100,660		$967,198	(2)	(983,672)		84,186

Total allowance for doubtful accounts and returns	310,155	19,306	967,198		(1,018,629)		278,030
Allowance for inventory	415,728				(374,517	)(3)	41,211

Total	$725,883	$19,306	$967,198		$(1,393,146)		$319,241

(1)	Uncollected receivables written-off, net of recoveries.
(2)	Returned product, offset to sales.
(3)	Obsolete inventory written-off.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, as of June 30, 2010, management believes the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding our current directors and executive officers and the table is followed by brief descriptions of their business experience. Our Board of Directors currently has four members and, at our Annual Meeting of Stockholders in March 2010, our stockholders approved a proposal to divide the Board into three classes, Class I, Class II and Class III. The stockholders elected two Class I directors to serve until our Annual Meeting in 2011 and one Class II director and one Class III director to serve until our Annual Meetings in 2012 and 2013, respectively.

Name	Age	Position(s)	Class
Alfred W. Vitale	81	Chairman of the Board and Director	Class II
Nicholas Bennett	68	Director	Class I
Adrian Lupien	69	Director	Class I
Michael J. Pecora	48	President, Chief Executive Officer and Director	Class III
Leonard F. Barker	62	Vice President, Chief Financial Officer and Secretary

Kelly McKnight-Goelz	42	Vice President of Sales and Marketing

ALFRED W. VITALE

Mr. Vitale has been a Director of Unilens since December 22, 1994. He served as the President and CEO of Unilens from December 22, 1994 until August 1, 2007. Mr. Vitale also served as the President and Chief Executive Officer of Unilens Corp. USA from January 1993 through July 31, 2007. Prior to January 1993, Mr. Vitale served as the President of Whistler Corporation, a management consulting firm.

NICHOLAS BENNETT

Mr. Bennett has served as one of our directors since June 7, 2001. From 1995 to March of 2003, Mr. Bennett served as a Director and Vice President of Operations for Cascadia Brands, Inc. After his retirement in March 2003, Mr. Bennett continued to consult to Cascadia Brands, Inc., until they underwent a change of ownership in September 2005.

ADRIAN LUPIEN

Mr. Lupien has been one of our directors since March 2010. He has over 25 years of experience in the vision care industry, having held senior executive positions with Bausch & Lomb and Pilkington Barnes Hind, both global leaders among contact lens companies. He is currently retired and serves as a volunteer counselor with the Small Business Administration. From 1998 to 2004, Mr. Lupien was Vice President, Sales and Marketing of Unilens Corp. USA.

MICHAEL J. PECORA

Mr. Pecora was appointed our President and Chief Executive Officer in August 2007 and has been a director since August 2007. He has served as Vice President of Unilens Corp. USA since July 2005. Mr. Pecora had served as Chief Financial Officer of Unilens Vision Inc. and Unilens Corp. USA since August 3, 1994. Prior to 1994, Mr. Pecora was an Accounting Manager for Unisys Corporation.

LEONARD F. BARKER

Mr. Barker was appointed our Vice President and Chief Financial Officer, Treasurer and Secretary in August 2007. Prior to joining Unilens Corp. USA as Manager of Accounting in August 2005, Mr. Barker was Manager of Financial Reporting for Eckerd Corporation and held various accounting positions over a 33-year career with the former Eckerd drug store chain. Mr. Barker holds a Bachelor’s of Science degree from University at Albany - State University of New York.

KELLY MCKNIGHT-GOELZ

In July 2005, Ms. McKnight-Goelz was appointed Vice President of Sales and Marketing of Unilens Corp. USA. Ms. McKnight-Goelz joined Unilens Corp. USA in November 2004 as Executive Director of Marketing and Sales. Prior to that, she was Vice President of Marketing and New Product Development for Renew Life Formulas, Inc (from June 2001 to October 2004). Prior to June 2001, Ms. McKnight-Goelz served as Vice President for Impact Publishing and Director of Operations for Power-Pak Communications.

None of our directors or executive officers has any family relationship with any of the others.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

•

had any bankruptcy or insolvency petition filed by or against, or had a receiver appointed with respect to, him or her or any business of which he or she was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•	been convicted in a criminal proceeding or been a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

been subject to any order, judgment, or decree not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

•

been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, the Commodity Futures Trading Commission or any self-regulatory organization to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

We became subject to Section 16(a) of the Securities Exchange Act of 1934 when we changed our corporate domicile to the State of Delaware in April 2010. Section 16(a) requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of any such reports furnished to us, we believe that during the year ended June 30, 2010 all of our officers and directors timely filed their required Section 16(a) reports.

Code of ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our directors and officers, including our Chief Executive Officer, Chief Financial Officer and principal accounting officer. The Code is available on our Internet website at www.unilens.com.

Board of Directors

All of our directors were re-elected at our March 2010 Annual Meeting and will have staggered 3-year terms of office. Class I directors will hold office until the Annual Meeting in 2011, Class II directors will hold office until the Annual Meeting in 2012 and Class III directors will hold office until the Annual Meeting in 2013. At the 2011 Annual Meeting, the stockholders will elect only the Class I directors, with the directors so elected holding office for a three-year term, and so on until all three classes have been re-elected with full three-year terms that expire in different, successive years. If the Board of Directors decides to increase the size of the Board of Directors, new directors will be assigned to classes in a manner to achieve the same number of directors in each class to the greatest extent possible.

Our By-Laws provide that the number of directors on our Board of Directors may range from three to nine, as determined by the Board from time to time. Currently, the size of the Board is set at five directors and we have four directors and one vacancy. One of our directors is our employee and the others are not. We expect to add an additional director at our next Annual Meeting.

During the fiscal year ended June 30, 2010, 45,000 options were granted to our non-employee directors.

Board Meetings

During the fiscal year ended June 30, 2010, there were seven meetings of the Board and each director attended at least 75% of all meetings of the Board except a former director, Elizabeth Harrison, who attended 50% of the meetings.

Committees

Our Board of Directors has an Audit Committee and does not have either a standing compensation committee or nominating committee or a committee performing similar functions. Our Board believes that given our relatively small size and the fact that there are currently only four members of the Board, it is appropriate for the entire Board to consider director nominees and employee compensation, although Mr. Pecora does not participate in deliberations regarding his own compensation.

The Audit Committee is elected annually at the first meeting of our Board of Directors held after our Annual Meeting of Stockholders. During the fiscal year ended June 30, 2010, the Audit Committee met four times. The Audit Committee reviews our annual and quarterly financial statements, oversees our annual audit process and internal accounting controls, the resolution of issues identified by our auditors and recommends to the Board of Directors the firm of independent auditors to be nominated for appointment by the shareholders at the next annual general meeting of the shareholders. In addition, the Audit Committee meets annually with our external auditors.

The Audit Committee has a Charter, a copy of which is available by writing to Alfred W. Vitale, Chairman of the Audit Committee, at our address at 10431 72nd Street North, Largo, FL 33777.

The Audit Committee currently consists of Messrs. Vitale, Bennett and Lupien, none of whom is one of our officers, control persons or employees. While Messrs. Bennett and Lupien are independent, we do not deem Mr. Vitale, our former President and Chief Executive Officer, as currently independent for this purpose. While we are not subject to any independence standards of a United States national securities exchange or national securities association dealer quotation system, we follow the independence standards set forth in Multilateral Instrument 52-110 Audit Committees, a Canadian pronouncement relevant to our listing on the TSX Venture Exchange. It provides that a member of an audit committee is “independent” if he or she has no direct or indirect material relationship with us, which could, in the view of the Board of Directors, reasonably interfere with the exercise of the member’s independent judgment. In determining whether a material relationship exists, the Board consults with our legal counsel to insure that the Board's determinations are consistent with relevant securities and other laws, rules and regulations and court decisions.

Our Board of Directors has determined that Alfred W. Vitale, because of his accounting and financial management expertise, is a “audit committee financial expert” as that term is defined under the Securities Exchange Act of 1934 and, accordingly, that at least one audit committee financial expert is serving on our audit committee.

ITEM 11.	EXECUTIVE COMPENSATION

The compensation paid to our directors and officers during our three most recently completed financial years is as set out below:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Securities Under Options/ SARs Granted (#) (5)	All Other Compensation ($)	Total ($)
Alfred W. Vitale, President (until July 31, 2007) (1)	2010	Nil	Nil	Nil		3,046	Nil	3,046
	2009	Nil	Nil	Nil		Nil	Nil	Nil
Michael J. Pecora President and CEO (as at August 1, 2007) (2)	2010 2009	150,000 147,692	42,499 29,070	9,622 5,721	(3) (3)	3,046 Nil	Nil Nil	205,167l 182,483
Leonard F. Barker, Chief Financial Officer Treasurer and Corporate Secretary (as at August 1, 2007) (2)	2010 2009	100,000 96,923	18,504 17,810	5,927 5,729	(3) (3)	3,046 Nil	Nil Nil	127,477l 120,462
Kelly McKnight-Goelz, Vice President Sales & Marketing (3)	2010	115,000	18,891	8,862	(4)	3,046	Nil	145,799
	2009	109,615	15,285	7,290	(4)	Nil	Nil	132,190
Nicholas Bennett, Director	2010	Nil	Nil	Nil		2,284	Nil	2,284
	2009	Nil	Nil	Nil		Nil	Nil	Nil
Adrian Lupien, Director	2010	Nil	Nil	Nil		1,523	Nil	1,523
	2009	Nil	Nil	Nil		Nil	Nil	Nil

(1)	Mr. Vitale’s salary was paid (prior to his retirement at the end of July 2007) with respect to his position as the President of our subsidiary, Unilens Corp. USA.
(2)	Position is with Unilens Corp. USA.
(3)	These amounts represent contributions under the Company’s 401(k) profit-sharing plan.
(4)	These amounts represent $6,795 and $6,304 of contributions under the Company’s 401(k) profit-sharing plan and $2,067 and $986 for a medical allowance.
(5)	Fair value at date of grant as calculated in accordance with FAS 123.

Pursuant to a letter agreement, dated March 1, 1999, and as subsequently amended, we are obligated to pay our President, Michael J. Pecora, nine months compensation, should he resign or 24 months compensation, if his employment otherwise is terminated or upon a change-of-control of Unilens. Mr. Pecora's annual compensation for fiscal year 2010 was $150,000.

Pursuant to a letter agreement, dated September 6, 2006, we are obligated to pay our Vice President of Sales and Marketing, Kelly McKnight-Goelz, 12 months, compensation if her employment is terminated or upon a change-of-control of Unilens. Ms. McKnight-Goelz’s annual compensation for fiscal year 2010 was $115,000.

Director Compensation

The compensation paid to our non-employee directors during our 2010 fiscal year is as set out below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)	Total ($)
Alfred W. Vitale	25,000	3,046	28,046
Nicholas Bennett	20,000	2,284	22,284
Adrian Lupien	5,000	1,523	6,523

(1)	Fair value at date of grant as calculated in accordance with FAS 123.

During the 2010 fiscal year, we paid $50,000 in compensation to our current non-employee directors and $25,000 to former non-employee directors for their services in their capacity as directors and $5,000 to Mr. Vitale for his services in his capacity as Audit Committee Chairman. Our standard arrangement is to compensate the non-employee directors for such services in cash and through the grant of stock options. The standard arrangement, paid quarterly, is for an annual cash retainer of $20,000 and $5,000 to the Chairman of the Audit Committee. Stock options granted at $4.83 per share, to our non-employee directors during the 2010 fiscal year were 20,000, 15,000 and 10,000 to Mr. Vitale, Mr Bennett, and Mr. Lupien. All options granted have an expiration date of March 1, 2020.

2010 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards held by our named executive officers as of June 30, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael J. Pecora	25,000	5,000	$4.83	3-1-2020
Leonard F. Barker	20,000	0	$4.83	3-1-2020
Kelly McKnight-Goelz	20,000	0	$4.83	3-1-2020

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At the close of business on September 13, 2010, there were 2,369,354 of our common shares issued and outstanding. The following table sets forth information concerning the beneficial ownership of our common stock held on such date by (i) each person known to us to own beneficially more than 5% of the common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all directors and executive officers as a group.

For purposes of the table, common shares issuable on exercise of currently exercisable options or options that are exercisable within 60 days after September 13, 2010, are deemed to be beneficially owned by the person holding such options for the purpose of computing that person’s percentage ownership. Those shares are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person. Unless otherwise indicated in the footnotes, each person or entity has sole voting and investment power (or shares these powers with his or her spouse) with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership
	Number (1)	Percent
5% Beneficial Owners
Baker Street Capital L.P. 432 North Palm Drive, Suite 306 Beverly Hills, California 90210	614,372	24.5%
Richard P. Carney 17 Uncle Marks Way Orleans, Massachusetts 02653	120,000	4.8%

Name and Address of Beneficial Owner	Amount of Beneficial Ownership
	Number (1)	Percent
Officers and Directors
Alfred W. Vitale	113,500	4.6%
Michael J. Pecora	75,550	3.1%
Kelly McKnight-Goelz	30,000	1.2%
Leonard F. Barker	22,000	*
Nicholas Bennett	25,000	1.0%
Adrian Lupien	10,000	*
All Directors and Executive Officers as a Group (6 Persons)	276,050	11.2%

*	Less than 1% of the outstanding common stock
(1)	Includes the number of shares subject to currently exercisable options or options exercisable within 60 days of September 29, 2010, as follows: Mr. Vitale, Mr. Bennett, and Mr. Lupien 20,000, 15,000 and 10,000 shares; Mr. Pecora 20,000, Mr. Barker 20,000 and Ms. McKnight, 20,000 shares; and all directors and officers as a group, 105,000 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE NOT APPLICABLE

During the fiscal year ended June 30, 2010, we did not participate in any transaction involving amounts in excess of $120,000 in which any of our related persons (essentially our officers and directors and any of their affiliates or family members) had a direct or indirect interest.

We require that, if any of our officers or directors or any of their affiliates or family members is any way directly or indirectly interested in a proposed contract or transaction with us or who holds any office or possesses any property whereby directly or indirectly a duty might be created which would conflict with his duty or interest as an officer or director, he or she declares the nature and extent of such interest, office or property to our Board of Directors. Any such related person who is a director may not vote in respect of any such contract or transaction if he or she is interested in the transaction and if he or she should vote, his or her vote will not be counted other than for the purpose of establishing the presence of a quorum at the meeting. If a related party transaction is to be considered, the disinterested members of the Board of Directors will consider the nature and size of the transaction and whether or not an apparent conflict of interest is presented and, in circumstances deemed appropriate, the Board may appoint a special committee of disinterested directors to consider and recommend action to the full Board in such regard.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate amounts billed by Pender Newkirk & Company LLP, our independent accountants, for each of the fiscal years ended June 30, 2010 and 2009 for audit fees, audit-related fees, tax fees and all other fees are set forth below:

	Year Ended June 30, 2010	Year Ended June 30, 2009
Audit Fees (1)	$89,825	$81,650
Audit-Related Fees (2)	0	0
Tax Fees (3)	$41,890	7,485
Totals	$131,715	$89,135

NOTES:

(1)	“Audit Fees” represent fees for the audit of our annual financial statements, and consulting in connection with our statutory and regulatory filings.

(2)	“Audit-Related Fees” represent fees for assurance and related services that are related to the performance of the audit, including an impact study of a decrease in stock option exercise price, and consultation with the audit committee concerning our financial statements.
(3)	“Tax Fees” represent fees for tax compliance, tax advice and tax planning, including analysis relating to stock option matters and relating to tax on sale of short-term investments.

The Audit Committee has adopted procedures requiring Audit Committee review and approval in advance of all particular engagements for services provided by our independent auditors. Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. All of the engagements and fees for the 2010 fiscal year were approved by the Audit Committee. The Audit Committee reviews with Pender Newkirk & Company LLP whether the non-audit services to be provided are compatible with maintaining the auditors’ independence. Our Board of Directors determined some years ago that, fees paid to the independent auditors for non-audit services in any year will not exceed the fees paid for audit services during the year. Permissible non-audit services will be limited to fees for tax services, accounting assistance or audits in connection with acquisitions, and other services specifically related to accounting or audit matters such as audits of employee benefit plans.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements and financial statement schedules are filed as part of this report:

(1)	Auditors’ Report on the consolidated balance sheets as at June 30, 2010 and 2009, and the consolidated statements of income, stockholders’ equity and cash flows for the years ended June 30, 2010, 2009 and 2008;

(2)	Consolidated balance sheets as at June 30, 2010 and 2009;

(3)	Consolidated statements of income for each of the years ended June 30, 2010, 2009 and 2008;

(4)	Consolidated statements of stockholders’ equity for the periods referred to in (3) above;

(5)	Consolidated statements of cash flows for the periods referred to in (3) above;

(6)	Notes to the consolidated financial statements;

(7)	Report of independent registered public accounting firm on Schedule;

(8)	Schedule of valuation and qualifying accounts.

(b) The following exhibits are filed as part of this report:

Type of Document	Description

3.1	* Memorandum, Certificate of Incorporation and Articles of Association of Unilens Vision Inc. (British, Columbia)

3.2	Certificate of Incorporation Unilens Vision Inc. (Delaware)

3.3	Unilens Vision Inc. By-Laws (Delaware)

10.1	********Loan, Security Agreement and Promissory Note dated August 26, 2008 by and between Bank of America, N.A. and Unilens Corp. USA.

10.2	*********Credit and Security Agreement, Term Note and Revolving Credit Note dated November 9, 2009 between Regions Bank and Unilens Corp. USA.

10.3	**License Agreement, dated October 25, 2001.

10.4	**Private Label Supply Agreement dated June 4, 2002, between Unilens Vision Inc. and Bausch & Lomb Incorporated.

10.5	***Unilens Vision Inc. Incentive Stock Option Plan – 2004

10.6	*****Asset Purchase Agreement, dated as of February 23, 2005, by and between Unilens Corp. USA and CIBA Vision Corporation.

10.7	*****Severance Compensation Agreement, dated July 1, 2005, between Unilens Corp. USA, Unilens Vision Inc. and Michael J. Pecora.

10.8	******Severance Compensation Agreement, dated September 6, 2006, between Unilens Corp. USA, Unilens Vision Inc. and Kelly McKnight-Goelz.

10.9	******Lease Agreement, dated May 4, 2006 between, Center Family, LTD. as Landlord, and Unilens Corp. USA as Tenant.

10.10	*******Consulting Agreement dated July 2, 2007 between Unilens Vision Inc. and Alfred W. Vitale.

10.11	********Lease Agreement, dated July 1, 2008, between Unilens Corp. USA as Lessee and FIVE AND TWO ASSOCIATES as Lessor.

10.12	*********Addendum to Lease Agreement, dated May 4, 2006 between, Center Family, LTD. as Landlord, and Unilens Corp. USA as Tenant.

10.13	*********Asset Purchase Agreement, dated as of November 30, 2008, by and among Unilens Corp. USA and Aero Contact Lens, Inc.

10.14	*********Share Purchase Agreement Between UniInvest Holding AG, In Liquidation And Unilens Vision, Inc. Dated as of November 6, 2009.

10.15	Unilens Vision Inc. Incentive Stock Option Plan

10.16	Joinder Agreement and First Amendment to Credit and Security Agreement and Other Loan Documents, Amended and Restated Term Note and Revolving Credit Note dated August 12, 2010 between Regions Bank and Unilens Corp. USA. and Unilens Vision Sciences Inc.

14.1	****Code of Ethics

21.1	List of Subsidiaries

31.1	Certification of Michael J. Pecora Pursuant to Rule 13a-14(a)

31.2	Certification of Leonard F. Barker Pursuant to Rule 13a-14(a)

32.1	Certification of Michael J. Pecora Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Leonard F. Barker Pursuant to 18 U.S.C. Section 1350

*	Previously filed as an exhibit to our registration statement on Form 20-F, filed with the Commission on July 3, 1989.

**	Previously filed as an exhibit to our registration statement on Form 20-F for the year ended June 30, 2002, filed with the Commission on March 15, 2004
***	Previously filed as an exhibit to our registration statement on Form 20-F for the year ended June 30, 2003, filed with the Commission on March 15, 2004
****	Previously filed as an exhibit to our registration statement on Form 20-F for the year ended June 30, 2004, filed with the Commission on December 30, 2004
*****	Previously filed as an exhibit to our registration statement on Form 20-F for the year ended June 30, 2005, filed with the Commission on December 30, 2005
******	Previously filed as an exhibit to our registration statement on Form 20-F for the year ended June 30, 2006, filed with the Commission on December 29, 2006
*******	Previously filed as an exhibit to our registration statement on Form 20-F for the year ended June 30, 2007, filed with the Commission on December 28, 2007
********	Previously filed as an exhibit to our registration statement on Form 20-F for the year ended June 30, 2008, filed with the Commission on December 30, 2008
*********	Previously filed as an exhibit to our registration statement on Form 20-F for the year ended June 30, 2009, filed with the Commission on December 28, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNILENS VISION INC. A Delaware Corporation

Date: September 28, 2010	By:	/s/ MICHAEL J. PECORA
Michael J. Pecora President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ MICHAEL J. PECORA Michael J. Pecora	President and Chief Executive Officer	September 28, 2010

/s/ LEONARD F. BARKER Leonard F. Barker	Vice President, Chief Financial Officer and Secretary	September 28, 2010

/s/ ALFRED W. VITALE Alfred W. Vitale	Director and Chairman of the Board	September 28, 2010

/s/ NICHOLAS BENNETT Nicholas Bennett	Director	September 28, 2010

/s/ ADRIAN LUPIEN Adrian Lupien	Director	September 28, 2010