Form 10-Q
period 2010-09-30
UNILENS VISION INC
filed 2010-11-15
CIK 852564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-17861

UNILENS VISION INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2254517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10431 72nd Street North, Largo, Florida	33777-1511
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 544-2531

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 15, 2010 there were 2,369,354 outstanding shares of common stock.

UNILENS VISION INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2010

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

Unilens Vision Inc.

Condensed Consolidated Balance Sheets

September 30, 2010 (Unaudited) and June 30, 2010

	September 30, 2010	June 30, 2010
ASSETS
Current
Cash and cash equivalents	$913,689	$1,080,540
Accounts receivable, net of allowance of $218,843 and $217,820 at September 30, 2010 and June 30, 2010, respectively	854,705	876,033
Royalties and other receivables	680,662	744,989
Inventories	681,791	679,024
Prepaid expenses	79,951	82,348
Deferred tax asset – current	358,800	361,400

Total current assets	3,569,598	3,824,334
Property, plant, and equipment, net of accumulated depreciation of $5,249,338 and $5,215,183 at September 30, 2010 and June 30,2010, respectively	324,342	248,578
Deferred loan costs	66,637	67,826
Other assets	121,233	123,300
Deferred tax asset	232,699	203,300

Total assets	$4,314,509	$4,467,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	$400,446	$384,308
Accrued wages and employee benefits	325,292	371,649
Deferred income	354,200	359,194
Income taxes payable	145,912	115,697
Other accrued liabilities	94,328	88,665
Note payable – current	1,200,000	1,200,000

Total current liabilities	2,520,178	2,519,513
Fair value interest rate swap	74,141	—
Note payable – long-term	4,000,000	4,300,000

Total liabilities	6,594,319	6,819,513

Stockholders’ (deficit) equity
Capital stock
Preferred shares, par value $0.001 per share; 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, par value $0.001 per share; 30,000,000 shares authorized; shares issued and outstanding 2,369,354	2,369	2,369
Additional paid-in capital	20,285,873	20,285,873
Accumulated other comprehensive loss, net of tax	(46,242)	—
Deficit	(22,521,810)	(22,640,417)

Total stockholders’ (deficit) equity	(2,279,810)	(2,352,175)

Total liabilities and stockholders’ (deficit) equity	$4,314,509	$4,467,338

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.

Condensed Consolidated Statements of Income and Changes in Accumulated Deficit

For Three Months Ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Revenues:
Sales	$1,529,574	$1,683,673
Royalty income	660,206	767,676

Total revenues	2,189,780	2,451,349

Operating costs and expenses:
Cost of sales	898,090	961,371
Administration	343,097	318,910
Research and development	18,176	19,360
Sales and marketing	365,546	364,939

Total operating costs and expenses	1,624,909	1,664,580

Operating income	564,871	786,769

Other non-operating items:
Other income	545	468
Remeasurement income	—	535
Interest (expense) income	(71,252)	2,958

Total other non-operating items:	(70,707)	3,961

Income before income tax expense	494,164	790,730
Net income tax expense	162,315	296,642

Net income for the period	331,849	494,088
Deficit, beginning of period	(22,640,417)	(22,943,202)
Dividends paid	(213,242)	(409,564)

Deficit, end of period	$(22,521,810)	$(22,858,678)

Net income per common share:
Basic	$0.14	$0.11

Diluted	$0.14	$0.11

Weighted average number of common shares outstanding during the period:
Basic	2,369,354	4,550,715
Effect of dilutive options	—	5,371

Diluted	2,369,354	4,556,086

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Unilens Vision Inc.

Condensed Consolidated Statements of Cash Flows

For Three Months Ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$331,849	$494,088
Items not affecting cash:
Depreciation and amortization	34,154	41,245
Deferred tax expense	1,100	275,642
Remeasurement loss (gain)	—	(535)
Income taxes payable	30,215	—
Change in working capital items	58,991	71,687

Net cash provided by operating activities	456,309	882,127

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment and other assets	(109,918)	(2,926)

Net cash from (used) in investing activities	(109,918)	(2,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings under term loan	(300,000)	—
Common stock dividends paid	(213,242)	(409,564)

Net cash used in financing activities	(513,242)	(409,564)

Change in cash and cash equivalents during the period	(166,851)	469,637
Effect of exchange rate changes on cash and cash equivalents	—	535
Cash and cash equivalents, beginning of period	1,080,540	1,178,626

Cash and cash equivalents, end of period	$913,689	$1,648,798

Supplemental cash flow disclosure information:
Noncash investing and financing activities: Change in fair value of interest rate swap	$(74,141)	$—
Cash paid during the period for interest	$66,716	$—
Cash paid during the period for income taxes	$131,000	$21,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2010

(Unaudited)

Note 1 — Basis of Presentation and Consolidation

Basis of Presentation

Unilens Vision Inc. operates through our wholly-owned subsidiary, Unilens Corp. USA, located in Largo, Florida. The accompanying consolidated financial statements (the “Financial Statements”) for the interim periods ended September 30, 2010 and 2009 (the “Interim Period”) are i) prepared on the basis of accounting principles generally accepted in the United States, ii) conform in all material respects with accounting principles generally accepted in Canada, and iii) are unaudited, but in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, operations, and changes in financial results of the Interim Period. The Financial Statements are not necessarily indicative of the results to be expected for the full year. The Financial Statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements, and therefore should be read in conjunction with the our audited financial statements for the year ended June 30, 2010. Additional information concerning us is contained in the Management Discussion and Analysis included in this quarterly report.

Basis of Consolidation

These consolidated financial statements include the accounts of Unilens Vision Inc. and its wholly-owned subsidiary, Unilens Corp. USA and its wholly-owned subsidiary, Unilens Vision Sciences Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. None of the reclassifications impacted our income for the year in any period.

Note 2 — Stock-Based Compensation, Stock Options and Stock

Stock-based payments are recorded using the fair value method of accounting for stock options. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. There was no stock compensation expense attributable to stock options charged against income for the fiscal quarters ended September 30, 2010 and September 30, 2009, since no options were granted during such periods and all options outstanding at the beginning of such periods were fully vested.

Stock Option Plan and Stock Options

We have adopted a stock option plan (the “Stock Option Plan”). The purpose of the Stock Option Plan is to advance the interests of the Company by providing directors, officers, employees and consultants with a financial incentive to continue to improve the performance of the Company and encourage them to remain with the Company. The term of any option granted under the Stock Option Plan may not exceed 10 years. The exercise price of each option must equal or exceed the market price of our stock as calculated on the date of grant. The maximum number of our common shares reserved for issuance under the Stock Option Plan cannot exceed 10% percent of our issued and outstanding common shares. Options, in general, vest immediately except options granted to consultants performing investor relations activities vest at a minimum over a period of at least 12 months, 25% at the end of each three-month period. No more than 5% of our issued and outstanding capital stock may be granted to any one individual in any twelve-month period and no more than 2% of our issued and outstanding capital stock may be granted to any one consultant in any twelve-month period.

Unilens Vision Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2010

(Unaudited)

At the Annual General Meeting of Shareholders held on March 25, 2010, the shareholders approved the Unilens’ Incentive Stock Option Plan. The initial maximum number of shares available for option grants under the Stock Option Plan is 236,935.

The following table, describes the number and the exercise price of options that have been granted, exercised, or cancelled under the Stock Option Plan approved on March 25, 2010 during the period ended September 30, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, beginning of year	160,000	$4.83	9.67 Years

Exercised	—

Granted
Directors/Employees	—
Consultants	—

Sub-total granted	—

Expired/cancelled	—

Outstanding, end of period	160,000	$4.83	9.42 Years

Options exercisable, end of period	155,000	$4.83	9.42 Years

As of September 30, 2010 we have 160,000 options outstanding and an additional 76,935 options available for future grants under the existing Incentive Stock Option Plan.

There was no cash proceeds, related to options exercised during the three months ended September 30, 2010, as no options were exercised.

The following table describes the number of options, exercise price, and expiry date of the options granted by the Company that were outstanding at September 30, 2010:

Number of Options	Vested	Exercise Price	Expiry Date
160,000	155,000	$4.83	March 1, 2020

We use the Black-Scholes pricing model to estimate the fair value of stock-based awards. The expected volatilities are based on the historical volatility of our stock price. Historical data is used to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is based on historical exercise patterns of employees and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U S Treasury yield curve in effect at the time of the grant. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for the period ended September 30, 2010.

As of September 30, 2010 we had approximately $790 of unrecognized compensation expense related to non-vested share based compensation that is expected to be recognized over the next three months.

As of September 30, 2010 the aggregate intrinsic value of options outstanding and options exercisable were both zero since the closing price of our common shares on that date of $4.65 was less then the exercise price.

Unilens Vision Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2010

(Unaudited)

Note 3 — Income per Common Share

Basic income per common share is calculated by dividing the income for the period by the weighted-average number of common shares outstanding during the period.

Diluted income per common share is calculated using the treasury stock method. Under the treasury stock method, the weighted average number of common shares outstanding used for the calculation of diluted income per share assumes that the proceeds to be received on the exercise of dilutive stock options and warrants are used to repurchase common shares at the average market price during the period.

In January 2010, we repurchased and retired 2,188,861 of our common stock from our then largest shareholder.

Note 4 — Inventories

	As at September 30, 2010	As at June 30, 2010
Raw materials	$228,833	$270,388
Work in progress	25,354	26,685
Finished goods	451,504	406,091

	705,691	703,164
Less allowance for obsolescence	23,900	24,140

	$681,791	$679,024

Note 5 — Supplemental Disclosure with Respect to Cash Flows

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Cash provided by (used in):
Accounts and royalties and other receivables	$85,655	$76,413
Inventories	(2,767)	163,050
Prepaid expenses and other assets	5,653	(120,707)
Accounts payable and accrued liabilities	(29,550)	(47,069)

Change in working capital items	$58,991	$71,687

Unilens Vision Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2010

(Unaudited)

Note 6 — Revenue Information

All of our assets and operations are located in the United States in one business segment. Our revenues are derived from royalty income received from our exclusive agreement with Bausch & Lomb Incorporated (“Bausch & Lomb”), for the use of our patented multifocal designs and technology, and from sales from our specialty optical lens business, which manufactures and distributes optical products that use our proprietary design and manufacturing technology. Sales from our specialty optical lens business come from the following lens categories, for the three months ended September 30:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Disposable lenses	$976,743	$1,047,895
Custom soft lenses	283,645	298,793
Gas permeable lenses	111,952	142,478
Replacement and other lenses	157,234	194,507

Total sales	$1,529,574	$1,683,673

Note 7 — Line of Credit and Interest Rate Swap

On November 1, 2009, our previous line of credit of $1,500,000 expired. This line of credit was collateralized by all assets of Unilens Corp. USA, excluding the Royalty Agreement with Bausch & Lomb.

On November 9, 2009, we closed on a $6,900,000, 5-year term loan facility and a new $1,500,000 line of credit with Regions Bank. The term loan facility, which had a six-month advance period, was entered into to fund the Stock Purchase Agreement and the new line of credit replaced the previous line of credit. The term loan is payable in 60 monthly principal payments of $100,000 plus accrued interest. Both the term loan and the new line of credit bear interest at a floating rate of 30-day LIBOR plus 3.25% or 3.75% depending on whether the ratio of our debt to EBITDA is less than 1-to-1 or equal to or greater than 1-to-1, with a minimum interest rate of 4.75%. Under the new line of credit, at any time, maximum borrowings may not exceed the lesser of (i) $1,500,000 or (ii) a sum equal to 80% of Qualified Accounts plus 50% of Qualified Inventory. The line of credit expires in November 2010, but maybe extended for up to two one-year terms.

The term loan and the new line of credit are secured by a security interest in favor of Regions Bank in our inventory, accounts receivable, general intangibles, cash and principal United States patent. Under both the term loan facility and the new line of credit, we are required to meet customary covenants regarding, among other things, the maintenance of specified cash flow leverage and fixed charge coverage ratios and the requirement of lender consent for significant transactions such as mergers, acquisitions, dispositions and other financings.

We were in compliance with all financial covenants and had an outstanding balance under the term loan of $5,200,000 and no outstanding balances under the line of credit during the period ended September 30, 2010.

On August 6, 2010, we entered into an interest rate swap agreement facilitated by Regions Bank to manage its cash flow exposure to interest rate changes with a notional amount of $5,300,000 which is scheduled to mature in January 2015. We do not enter into this type of financial instrument for trading or speculative purposes. The swap effectively

Unilens Vision Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2010

(Unaudited)

will convert our variable rate debt under the term loan of LIBOR plus 3.75% with a minimum interest rate of 4.75%, to a fixed rate of 5.16%, without exchanging the notional principal amount. This agreement was designed as a cash flow hedge and is reflected at fair value in our condensed consolidated balance sheet as a component of total liabilities, and the related gains or losses are deferred in stockholders’ equity as a component of accumulated other comprehensive income or loss.

If in the future the interest rate swap agreement was determined to be ineffective or was terminated before the contractual termination date, or if it became probable that the hedged variable cash flows associated with the variable rate borrowing would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive income (loss).

Note 8 — Fair Value Disclosures

The authoritative guidance for fair value measurements establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy under the guidance are described below:

Level 1	Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2	Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s interest rate swap, which is included as a component of total liabilities in the condensed consolidated balance sheet. The fair value is based on the expected cash flows over the life of the swap from a pricing model using a specific market environment.

	Total as of September 30, 2010	Level 1	Level 2	Level 3
Interest rate swap	$(74,141)	$—	$(74,141)	$—

The following presents the balances and net changes in the accumulated other comprehensive loss related to the interest rate swap, net of income taxes.

Interest Rate Swap
Balance at the June 30, 2010	$—
Net change in fair value of interest rate swap, net of tax of $27,899	(46,242)
Balance September 30, 2010	$(46,242)

Unilens Vision Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2010

(Unaudited)

Note 9 — Recent Accounting Standards

Recent codified pronouncements by the FASB are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 10 — Legal Proceedings

On January 29, 2010, the Company and Unilens Corp. USA were served with a summons and complaint in an action brought by Ocular Insight, Inc. (“Ocular”) in the Palm Beach County Florida Circuit Court against the Company, Unilens Corp. USA, each of our current directors and Elizabeth Harrison, formerly a director. Among other things, the complaint alleged that, in connection with the Company’s purchase of its common shares owned by Uniinvest Holding AG, In Liquidation, then our largest shareholder, the Company, Unilens Corp., USA and the other defendants allegedly breached obligations under a nondisclosure agreement between Ocular and the Company and thereby caused Ocular damages in an unspecified amount. We believed that Ocular’s claims were totally without merit and vigorously opposed them. Pursuant to motions to dismiss, Ocular’s claims against all of the individual defendants were dismissed in May 2010. During the summer, we engaged in settlement discussions with Ocular. On September 22, 2010, Ocular voluntarily dismissed this litigation without prejudice.

Note 11 — Subsequent Events

On November 1, 2010, our Board of Directors declared a quarterly cash dividend of $0.09 per common share, payable November 26, 2010 to stockholders of record at the close of business on November 12, 2010. This is the 17th consecutive quarterly cash dividend declared.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unilens Vision Inc.

Largo, Florida

We have reviewed the accompanying consolidated balance sheet of Unilens Vision Inc. as of September 30, 2010 and the related consolidated statements of income and changes in accumulated deficit, and cash flows for the three-month periods ended September 30, 2010 and 2009. These consolidated financial statements are the responsibility of the management of Unilens Vision Inc.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Unilens Vision Inc. as of June 30, 2010 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated September 28, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

November 15, 2010

Item 2 – Management’s Discussion & Analysis of Financial Condition and Results of Operations

The following management discussion and analysis (“MDA”) provides information on the activities of Unilens Vision Inc. and should be read in conjunction with our quarterly condensed consolidated financial statements and notes thereto for the three months ended September 30, 2010 (the “Financial Statements”), as well as our Annual Report on Form 10-K for the fiscal year June 30, 2010, filed with the Securities and Exchange Commission. The Financial Statements have been prepared in United States dollars and in conformity with United States generally accepted accounting principles (“US GAAP”). Unless otherwise indicated, all dollar amounts disclosed in this MDA are expressed in United States Dollars.

Operating results are not necessarily indicative of results that may occur in future periods. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in the forward-looking statements as a result of many factors including, but not limited to, those set forth under “Cautionary Statement About Forward-Looking Statements” and “Risk Factors” in Item 1A. included in our Annual Report on Form 10-K. All forward-looking statements included in this document are based on the information available to us on the date of this document and we assume no obligation to update any forward-looking statements contained in this Quarterly Report on Form 10-Q.

Overview

We license, manufacture, distribute and market specialty optical lens products using our proprietary design and manufacturing technology. Our products are sold primarily in the United States solely to eye care professionals through in house sales representatives, independent sales brokers and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our specialty optical lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses. During the three months ended September 30, 2010 the Company’s C-Vue disposable products accounted for approximately 64% of sales.

Sales of our specialty optical lens products accounted for the largest percentage of our total revenues, constituting approximately 70% while royalty income derived from our exclusive license of our patented multifocal design to Bausch & Lomb was approximately 30% during the three months ended September 30, 2010.

Current economic conditions in the United States have restrained our growth. We are optimistic that the contact lens market and the specialty contact lens market, in particular, will recover along with a recovery in the United States economy.

Market demographics indicate that speciality contact lenses will continue to be the fastest growing segment of the contact lens market. Specialty contact lenses include toric, toric multifocal, and cosmetic lenses. We believe that our custom soft speciality lenses including our C-Vue multifocal for presbyopia, our C-Vue custom toric for correcting astigmatism and the C-Vue Advanced toric multifocal, will grow over time due to market demographics favoring specialty lenses.

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

A significant portion of our net income is derived from our exclusive license with Bausch & Lomb and such royalty income is a major component of our profitability, but there can be no assurance however, that such royalty income from Bausch & Lomb will grow or that Bausch & Lomb will continue to sell products in the future utilizing our technology.

The contact lens market is highly competitive. We compete with industry leaders, such as Vistakon, a unit of Johnson and Johnson, Bausch & Lomb, Ciba Vision Corporation, a division of Novartis AG, and Cooper Vision. Our ability to compete successfully is dependent in part on eye care professionals’ perceptions of product quality, product development, technical innovation, and price.

We have a supply agreement with one supplier for the manufacture of our molded C-Vue multifocal lens, which currently accounts for approximately 56% of our current quarterly sales. The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurances that it will continue to do so.

First Quarter Highlights

•	Earnings per share increased 27% to $0.14 from $0.11 in the first quarter of 2009.

•	Paid our 16th consecutive quarterly dividend of $0.09 per share on August 27th, a dividend yield of 7.7% based on the quarter end closing price of $4.65.

•

On August 6th, we entered into an interest rate swap agreement to manage our cash flow exposure to interest rate changes whereby the swap effectively converts our variable rate debt under the term loan of LIBOR plus 3.75% with a minimum interest rate of 4.75%, to a fixed rate of 5.16%.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of total revenues:

	Three Months Ended September 30
	2010	% of Revenue	2009	% of Revenue
Revenues	$2,189,780	100.0	$2,451,349	100.0
Operating costs and expenses	$1,624,909	74.2	$1,664,580	67.9
Operating income	$564,871	25.8	$786,769	32.1
Other non-operating items	$(70,707)	(3.2)	$3,961	0.2
Income before income tax expense	$494,164	22.6	$790,730	32.3

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of sales:

	Three Months Ended September 30
	2010	% of Sales	2009	% of Sales
Sales	$1,529,574	100.0	$1,683,673	100.0
Cost of sales	$898,090	58.7	$961,371	57.1
Sales and marketing	$365,546	23.9	$364,939	21.7
Administration	$343,097	22.4	$318,910	18.9
Research and development	$18,176	1.2	$19,360	1.1

During the three months ended September 30, 2010 (the “Current Quarter”) we earned income before tax of $494,164 compared to income before tax of $790,730 for the three months ended September 30, 2009 (the “Prior Quarter”). The decrease in income before tax during the Current Quarter of $296,566 as compared to the Prior Quarter, was primarily due to (i) a decrease in royalty income under the license agreement with Bausch & Lomb of $107,470 to $660,206 in the Current Quarter as compared to $767,676 in the Prior Quarter, (ii) a decrease in gross margin of $90,818 from lower sales and gross profit (iii) excluding cost of sales, an increase in expenses of $23,610 as described below, and (iv) an increase in other items including primarily interest expense, and other income of $74,668. After recording income tax expense of $162,315, we had net income of $331,849 or $0.14 per diluted share for the Current Quarter. In comparison, in the Prior Quarter we had net income of $494,088 or $0.11 per diluted share after recording income tax expense of $296,642.

Sales during the Current Quarter were $1,529,574, a decrease of $154,099 (9.2%), as compared to sales of $1,683,673 during the Prior Quarter. The disposable lens category decreased by 6.8% as sales of our best selling lens, the C-Vue disposable multifocal were affected by current depressed economic conditions in the U.S. as well as increased competition from competitor new product offerings and rebate programs. Our custom soft lens category decreased 5.1%, but adjusted for Prior Quarter positive return reserve adjustments, was up 3.2%. At the end of the Prior Quarter we launched the new C-Vue Advanced Toric Multifocal lens which features free trial lenses to practitioners. This product launch delayed revenue recognition until the contact lens fit was finalized and revenue lenses were ordered. This conversion was slower then expected, but we are now seeing sales improvement in this category as more practitioners convert trial fits to revenue generating lenses. In the Current Quarter, our gas permeable lens category declined by 21.4%, primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased by 19.2% due to current depressed economic conditions and by the expected decline in product lines that are nearing the end of their life cycle. Gross margin decreased to 41.3% in the Current Quarter compared to 42.9% in the Prior Quarter due primarily to fewer sales and sales mix changes in higher margin products and the new C-VUE Advanced Toric Multifocal free trial program launched at the end of the Prior Quarter.

During the Current Quarter, as compared to the Prior Quarter, expenses increased $23,610. Administrative expenses increased by $24,187 primarily due to the timing of legal and professional fees associated with annual report filings due to our migration from Canada to Delaware. Sales and marketing expenses and research and development expenses were flat during the Current Quarter, as compared to the Prior Quarter. Subsequent to the end of the Current Quarter, as a way to reduce expenses, we reorganized our sales and marketing department.

During the Current Quarter we recorded income tax expense of $162,315 compared to income tax expense in the Prior Quarter of $296,642. We record income tax at the statutory rates, and previously only paid alternative minimum tax of approximately 2% due to the utilization of tax loss carry-forwards. During the second quarter of the 2010 fiscal year, utilization of tax loss carry-forwards were exhausted, and income taxes payable have been recorded since then. The effective tax rate for the Current Quarter was 32.8% compared to 37.5% in the Prior Quarter.

Liquidity and Capital Resources

As of September 30, 2010, we had working capital of $1,049,420 representing a decrease of $255,401 from our working capital at June 30, 2010. The decrease in working capital was principally due to a decrease in cash, and by the increase in income taxes payable.

During the Current Quarter, we generated $456,309 positive cash from operations representing a decrease of $425,818 from $882,127 generated during the Prior Quarter. The decrease was due to lower net income and deferred tax expense. Total capital additions and cash used during the Current Quarter for the purchase of capital additions was $109,918, primarily for manufacturing equipment and leasehold improvements at the head office, an increase of $106,992 from the Prior Quarter. Financing activities during the Current Quarter consisted of the repayment of $300,000 under our term loan facility and the payment of $213,242 of dividends to our shareholders compared to $409,564 of dividends paid in the Prior Quarter, a decrease of $196,322 due to less shares outstanding after our stock repurchase in January 2010.

In August 2010, we entered into an interest rate swap agreement which effectively converted our floating interest rate debt under the term loan of LIBOR plus 3.75% with a minimum interest rate of 4.75%, to a fixed rate of 5.16%.

Critical Accounting Policies & Estimates

This Management’s Discussion and Analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and apply judgment. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our consolidated financial statements. While we believe the historical experience, current trends and other factors considered, support the preparation of our consolidated financial statements in conformity with generally accepted accounting principles, actual results could differ from our estimates, and such differences could be material.

There have been no changes to our critical accounting policies during the first three months of fiscal 2011.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2010 Form 10-K.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Our market risks in the normal course of business are related to changes in interest rates, which at September 30, 2010 are similar to those disclosed in the 2010 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Part II. Other Information

Item 1 – Legal Proceedings

On January 29, 2010, the Company and Unilens Corp. USA were served with a summons and complaint in an action brought by Ocular Insight, Inc. (“Ocular”) in the Palm Beach County Florida Circuit Court against the Company, Unilens Corp. USA, each of our current directors and Elizabeth Harrison, formerly a director. Among other things, the complaint alleged that, in connection with the Company’s purchase of its common shares owned by Uniinvest Holding AG, In Liquidation, then our largest shareholder, the Company, Unilens Corp., USA and the other defendants allegedly breached obligations under a nondisclosure agreement between Ocular and the Company and thereby caused Ocular damages in an unspecified amount. We believed that Ocular’s claims were totally without merit and vigorously opposed them. Pursuant to motions to dismiss, Ocular’s claims against all of the individual defendants were dismissed in May 2010. During the summer, we engaged in settlement discussions with Ocular. On September 22, 2010, Ocular voluntarily dismissed this litigation without prejudice.

Item 1A – Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of our 2010 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

Reserved

Item 5 – Other Information

None

Item 6 – Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) or Furnished (‡) Herewith (as indicated)

3.1	Memorandum, Certificate of Incorporation and Articles of Association of Unilens Vision Inc. (British, Columbia)	20-F	001-17861	3.1	07/03/1989

3.2	Certificate of Incorporation Unilens Vision Inc. (Delaware)	10-K	001-17861	3.2	09/28/2010

3.3	Unilens Vision Inc. By-Laws (Delaware)	10-K	001-17861	3.3	09/28/2010

10.1	Confirmation letter dated as of August 10, 2010 among Unilens Corp. USA and Regions Bank confirming terms and conditions of Swap Transaction					†

31.1	Certification of Michael J. Pecora pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†

31.2	Certification of Leonard F. Barker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†

32.1	Certification of Michael J. Pecora pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†

32.2	Certification of Leonard F. Barker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNILENS VISION INC. (Registrant)

Date: November 15, 2010	By	/s/ Michael J. Pecora
	Name:	Michael J. Pecora
	Title:	President and Chief Executive Officer

Date: November 15, 2010	By	/s/ Leonard F. Barker
	Name:	Leonard F. Barker
	Title:	Vice President, Chief Financial Officer