Form 10-K/A
period 2010-06-30
UNILENS VISION INC
filed 2010-12-28
CIK 852564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

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

EXPLANATORY NOTE

The registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed on September 28, 2010, by the substitution of a revised Report of Independent Registered Public Accounting Firm with a conformed signature and revised Certifications pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350 (Exhibits 31.1, 31.2, 32.1 and 32.2) in order to comply with technical requirements of the rules of the Securities and Exchange Commission.

Also, the registrant hereby amends the cover page of its Annual Report on Form 10-K, to properly show that it’s securities are registered under Section 12(g) of the Exchange Act, not Section 12(b) of the Exchange.

All other sections remain as they were originally filed and should be read in conjunction with our original Form 10-K filing.

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

/s/ Pender Newkirk & Company LLP
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

/s/ Pender Newkirk & Company LLP
Pender Newkirk & Company LLP
Certified Public Accountants
Tampa, Florida
September 28, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNILENS VISION INC. A Delaware Corporation

Date: December 28, 2010	By:	/s/ MICHAEL J. PECORA
Michael J. Pecora President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ MICHAEL J. PECORA Michael J. Pecora	President and Chief Executive Officer, Director (principal executive officer)	December 28, 2010

/s/ LEONARD F. BARKER Leonard F. Barker	Vice President, Chief Financial Officer and Secretary (principal financial officer and principal accounting officer)	December 28, 2010

/s/ ALFRED W. VITALE Alfred W. Vitale	Director and Chairman of the Board	December 28, 2010

/s/ NICHOLAS BENNETT Nicholas Bennett	Director	December 28, 2010

/s/ ADRIAN LUPIEN Adrian Lupien	Director	December 28, 2010

5