Form 10-Q/A
period 2010-09-30
UNILENS VISION INC
filed 2010-12-28
CIK 852564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 15, 2010, by the substitution of a revised Report of Independent Registered Public Accounting Firm with a conformed signature and revised Certifications pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350 (Exhibits 31.1, 31.2, 32.1 and 32.2) in order to comply with technical requirements of the rules of the Securities and Exchange Commission.

All other sections remain as they were originally filed and should be read in conjunction with our original Form 10-Q filing.

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

UNILENS VISION INC. (Registrant)

Date: December 28, 2010	By	/s/ Michael J. Pecora
	Name:	Michael J. Pecora
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: December 28, 2010	By	/s/ Leonard F. Barker
	Name:	Leonard F. Barker
	Title:	Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

4