Form 10-Q/A
period 2010-09-30
UNILENS VISION INC
filed 2011-01-12
CIK 852564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

The registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 15, 2010, by the substitution of a revised Report of Independent Registered Public Accounting Firm with a conformed signature. In this Amendment No. 2, in accordance with the rules of the Securities and Exchange Commission, Item 1 is included in its entirety, which includes the unchanged unaudited financial statements along with the revised Report of the Independent Registered Public Accounting Firm.

Additionally, in connection with the filing of this Form 10-Q/A Amendment No. 2 and pursuant to Commission rules, the registrant is including currently dated certifications.

All other sections of our original Form 10-Q remain as they were filed. This Form 10-Q/A Amendment No. 2 has not been updated for events or information subsequent to the date of filing of the original Form 10-Q. Accordingly, this Form 10-Q/A Amendment No. 2 should be read in conjunction with our other filings with the SEC subsequent to the filing of the original Form 10-Q.

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

UNILENS VISION INC. (Registrant)

Date: January 12, 2011	By	/s/ Michael J. Pecora
	Name:	Michael J. Pecora
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: January 12, 2011	By	/s/ Leonard F. Barker
	Name:	Leonard F. Barker
	Title:	Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)