Form 10-Q
period 2010-12-31
UNILENS VISION INC
filed 2011-02-14
CIK 852564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2010

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

As of February 14, 2010 there were 2,369,354 outstanding shares of common stock.

UNILENS VISION INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2010

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

Unilens Vision Inc.

Condensed Consolidated Balance Sheets

December 31, 2010 (Unaudited) and June 30, 2010

	December 31, 2010	June 30, 2010
ASSETS

Current
Cash and cash equivalents	$418,412	$1,080,540
Accounts receivable, net of allowance of $217,119 and $217,820 at December 31, 2010 and June 30, 2010, respectively	862,871	876,033
Royalties and other receivables	722,976	744,989
Inventories	889,212	679,024
Prepaid expenses	95,373	82,348
Income taxes receivable	54,966	—
Deferred loan costs – current	14,916	—
Deferred tax asset – current	340,200	361,400

Total current assets	3,398,926	3,824,334

Property, plant, and equipment, net of accumulated depreciation of $5,284,923 and $5,215,183 at December 31, 2010 and June 30, 2010, respectively	309,922	248,578

Deferred loan costs	47,843	67,826

Other assets	153,593	123,300

Deferred tax asset	188,873	203,300

Total assets	$4,099,157	$4,467,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable	$494,791	$384,308
Accrued wages and employee benefits	155,351	371,649
Deferred income	470,701	359,194
Income taxes payable	—	115,697
Other accrued liabilities	57,349	88,665
Note payable – current	1,200,000	1,200,000

Total current liabilities	2,378,192	2,519,513

Accrued wages and employee benefits	102,975	—

Fair value interest rate swap	36,601	—

Note payable – long-term	3,700,000	4,300,000

Total liabilities	6,217,768	6,819,513

Stockholders’ (deficit) equity
Capital stock
Preferred shares, par value $0.001 per share; 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, par value $0.001 per share; 30,000,000 shares authorized; shares issued and outstanding 2,369,354	2,369	2,369
Additional paid-in capital	20,286,663	20,285,873
Accumulated other comprehensive loss, net of tax	(22,828)	—
Deficit	(22,384,815)	(22,640,417)

Total stockholders’ (deficit) equity	(2,118,611)	(2,352,175)

Total liabilities and stockholders’ (deficit) equity	$4,099,157	$4,467,338

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.

Condensed Consolidated Statements of Income and Changes in Accumulated Deficit

For Three Months and Six Months Ended December 31, 2010 and 2009

(Unaudited)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009
Revenues:
Sales	$1,393,094	$1,414,539	$2,922,668	$3,098,212
Royalty income	715,603	751,386	1,375,809	1,519,062

Total revenues	2,108,697	2,165,925	4,298,477	4,617,274

Operating costs and expenses:
Cost of sales	877,754	843,217	1,775,844	1,804,588
Administration	275,771	286,943	618,868	605,853
Research and development	18,028	18,912	36,204	38,272
Sales and marketing	347,257	367,134	712,803	732,073

Total operating costs and expenses	1,518,810	1,516,206	3,143,719	3,180,786

Operating income	589,887	649,719	1,154,758	1,436,488

Other non-operating items:
Other income	900	355	1,445	823
Remeasurement income	—	1,288	—	1,823
Interest (expense) income	(71,128)	2,709	(142,380)	5,667

Total other non-operating items:	(70,228)	4,352	(140,935)	8,313

Income before income tax expense	519,659	654,071	1,013,823	1,444,801
Net income tax expense	169,422	228,763	331,737	525,405

Net income for the period	350,237	425,308	682,086	919,396
Deficit, beginning of period	(22,521,810)	(22,858,678)	(22,640,417)	(22,943,202)
Dividends paid	(213,242)	(409,564)	(426,484)	(819,128)

Deficit, end of period	$(22,384,815)	$(22,842,934)	$(22,384,815)	$(22,842,934)

Net income per common share:
Basic	$0.15	$0.09	$0.29	$0.20

Diluted	$0.15	$0.09	$0.29	$0.20

Weighted average number of common shares outstanding during the period:
Basic	2,369,354	4,550,715	2,369,354	4,550,715
Effect of dilutive options	—	7,137	—	6,254

Diluted	2,369,354	4,557,852	2,369,354	4,556,969

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.

Condensed Consolidated Statements of Cash Flows

For Six Months Ended December 31, 2010 and 2009

(Unaudited)

	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$682,086	$919,396
Items not affecting cash:
Depreciation and amortization	69,740	82,618
Deferred tax expense	49,400	447,600
Remeasurement gain	—	(1,823)
Stock based compensation	790	—
Change in working capital items	(306,576)	(36,136)

Net cash provided by operating activities	495,440	1,411,655

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment and other assets	(131,084)	(10,124)
Redemption of certificates of deposit	—	250,000

Net cash from (used) in investing activities	(131,084)	239,876

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings under term loan	(600,000)	—
Common stock dividends paid	(426,484)	(819,128)

Net cash used in financing activities	(1,026,484)	(819,128)

Change in cash and cash equivalents during the period	(662,128)	832,403
Effect of exchange rate changes on cash and cash equivalents	—	1,823
Cash and cash equivalents, beginning of period	1,080,540	1,178,626

Cash and cash equivalents, end of period	$418,412	$2,012,852

Supplemental cash flow disclosure information:
Noncash investing and financing activities:
Change in fair value of interest rate swap	$(36,601)	$—
Cash paid during the period for interest	$133,243	$—
Cash paid during the period for income taxes	$453,000	$21,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2010

(Unaudited)

Note 1 — Basis of Presentation and Consolidation

Basis of Presentation

Unilens Vision Inc. operates through our wholly-owned subsidiary, Unilens Corp. USA, located in Largo, Florida. The accompanying consolidated financial statements (the “Financial Statements”) for the interim periods ended December 31, 2010 and 2009 (the “Interim Period”) are i) prepared on the basis of accounting principles generally accepted in the United States, ii) conform in all material respects with accounting principles generally accepted in Canada, and iii) are unaudited, but in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, operations, and changes in financial results of the Interim Period. The Financial Statements are not necessarily indicative of the results to be expected for the full year. The Financial Statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements, and therefore should be read in conjunction with the our audited financial statements for the year ended June 30, 2010. Additional information concerning us is contained in the Management Discussion and Analysis included in this quarterly report.

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

Note 2 — Stock-Based Compensation, Stock Options and Stock

Stock-based payments are recorded using the fair value method of accounting for stock options. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. There was no stock compensation expense attributable to stock options charged against income for the fiscal quarters ended December 30, 2009, since no options were granted during such periods and all options outstanding at the beginning of such period were fully vested. There was $790 of unrecognized stock compensation expense attributable to stock options previously issued that vest on January 1, 2011, charged against income during the second fiscal quarter ended December 31, 2010. There were no options granted during the six fiscal months ended December 31, 2010.

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

December 31, 2010

(Unaudited)

At the Annual General Meeting of Shareholders held on March 25, 2010, the shareholders approved the Unilens’ Incentive Stock Option Plan. The initial maximum number of shares available for option grants under the Stock Option Plan is 236,935.

The following table describes the number and the exercise price of options that have been granted, exercised, or cancelled under the Stock Option Plan approved on March 25, 2010 during the six month period ended December 31, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, beginning of year	160,000	$4.83	9.67 Years

Exercised	—

Granted
Directors/Employees	—
Consultants	—

Sub-total granted	—

Expired/cancelled	—

Outstanding, end of period	160,000	$4.83	9.17 Years

Options exercisable, end of period	155,000	$4.83	9.17 Years

As of December 31, 2010 we have 160,000 options outstanding and an additional 76,935 options available for future grants under the existing Incentive Stock Option Plan.

There was no cash proceeds, related to options exercised during the six months ended December 31, 2010, as no options were exercised.

The following table describes the number of options, exercise price, and expiry date of the options granted by the Company that were outstanding at December 31, 2010:

Number of Options	Vested	Exercise Price	Expiry Date
160,000	155,000	$4.83	March 1, 2020

We use the Black-Scholes pricing model to estimate the fair value of stock-based awards. The expected volatilities are based on the historical volatility of our stock price. Historical data is used to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is based on historical exercise patterns of employees and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U S Treasury yield curve in effect at the time of the grant. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for the period ended December 31, 2010.

As of December 31, 2010 the aggregate intrinsic value of options outstanding and options exercisable were both zero since the closing price of our common shares on that date of $4.35 was less then the exercise price.

Unilens Vision Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

December 31, 2010

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

In January 2010, we repurchased and retired 2,188,861 of our common stock from our then largest shareholder.

Note 4 — Inventories

	As at December 31, 2010	As at June 30, 2010
Raw materials	$312,623	$270,388
Work in progress	22,977	26,685
Finished goods	576,348	406,091

	911,948	703,164
Less allowance for obsolescence	22,736	24,140

	$889,212	$679,024

Note 5 — Supplemental Disclosure with Respect to Cash Flows

	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009
Cash provided by (used in):
Accounts and royalties and other receivables	$35,175	$136,913
Inventories	(210,188)	71,725
Prepaid expenses and other assets	(38,251)	(369,925)
Accounts payable and accrued liabilities	77,351	68,346
Income taxes payable	(170,663)	56,805

Change in working capital items	$(306,576)	$(36,136)

Unilens Vision Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

December 31, 2010

(Unaudited)

Note 6 — Revenue Information

All of our assets and operations are located in the United States in one business segment. Our revenues are derived from royalty income received from our exclusive agreement with Bausch & Lomb Incorporated (“Bausch & Lomb”), for the use of our patented multifocal designs and technology, and from sales from our specialty optical lens business, which manufactures and distributes optical products that use our proprietary design and manufacturing technology. Sales from our specialty optical lens business come from the following lens categories, for the three and six months ended December 31:

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009
Disposable lenses	$844,449	$931,660	$1,821,192	$1,979,555
Custom soft lenses	282,994	203,586	566,639	502,379
Gas permeable lenses	97,685	100,008	209,637	242,486
Replacement and other lenses	167,966	179,285	325,200	373,792

Total sales	$1,393,094	$1,414,539	$2,922,668	$3,098,212

Note 7 — Line of Credit and Interest Rate Swap

On November 1, 2009, our previous line of credit of $1,500,000 expired. This line of credit was collateralized by all assets of Unilens Corp. USA, excluding the Royalty Agreement with Bausch & Lomb.

On November 9, 2009, we closed on a $6,900,000, 5-year term loan facility and a new $1,500,000 line of credit with Regions Bank. The term loan facility, which had a six-month advance period, was entered into to fund the Stock Purchase Agreement and the new line of credit replaced the previous line of credit. The term loan is payable in 60 monthly principal payments of $100,000 plus accrued interest. Both the term loan and the new line of credit bear interest at a floating rate of 30-day LIBOR plus 3.25% or 3.75% depending on whether the ratio of our debt to EBITDA is less than 1-to-1or equal to or greater than 1-to-1, with a minimum interest rate of 4.75%. Under the new line of credit, at any time, maximum borrowings may not exceed the lesser of (i) $1,500,000 or (ii) a sum equal to 80% of Qualified Accounts plus 50% of Qualified Inventory. The line of credit expires in November 2011, but maybe extended for another one-year term.

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

We were in compliance with all financial covenants and had an outstanding balance under the term loan of $4,900,000 and no outstanding balances under the line of credit during the six month period ended December 31, 2010.

On August 6, 2010, we entered into an interest rate swap agreement facilitated by Regions Bank to manage its cash flow exposure to interest rate changes with a notional amount of $5,300,000 which is scheduled to mature in January 2015. We do not enter into this type of financial instrument for trading or speculative purposes. The swap effectively converted our variable rate debt under the term loan of LIBOR plus 3.75% with a minimum interest rate of 4.75%, to a fixed rate of 5.16%, without exchanging the notional principal amount. This agreement was designed as a cash flow hedge and is reflected at fair value in our condensed consolidated balance sheet as a component of total liabilities, and the related gains or losses are deferred in stockholders’ equity as a component of accumulated other comprehensive income or loss.

Unilens Vision Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

December 31, 2010

(Unaudited)

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

	Total as of December 31, 2010	Level 1	Level 2	Level 3
Interest rate swap	$(36,601)	$—	$(36,601)	$—

The following presents the balances and net changes in the accumulated other comprehensive loss related to the interest rate swap, net of income taxes.

Interest Rate Swap
Balance at the June 30, 2010	$—
Net change in fair value of interest rate swap, net of tax of $13,773	(22,828)

Balance December 31, 2010	$(22,828)

Unilens Vision Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

December 31, 2010

(Unaudited)

Note 9 — Recent Accounting Standards

Recent codified pronouncements by the FASB are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 10 — Subsequent Events

On February 1, 2011, our Board of Directors declared a quarterly cash dividend of $0.09 per common share, payable February 25, 2011 to stockholders of record at the close of business on February 11, 2011. This is the 18th consecutive quarterly cash dividend declared.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unilens Vision Inc.

Largo, Florida

We have reviewed the accompanying consolidated balance sheet of Unilens Vision Inc. as of December 31, 2010 and the related consolidated statements of income and changes in accumulated deficit, and cash flows for the three and six month periods ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the management of Unilens Vision Inc.

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
February 14, 2011

Item 2 – Management’s Discussion & Analysis of Financial Condition and Results of Operations

The following management discussion and analysis (“MDA”) provides information on the activities of Unilens Vision Inc. and should be read in conjunction with our quarterly condensed consolidated financial statements and notes thereto for the three and six months ended December 31, 2010 (the “Financial Statements”), as well as our Annual Report on Form 10-K for the fiscal year June 30, 2010, filed with the Securities and Exchange Commission. The Financial Statements have been prepared in United States dollars and in conformity with United States generally accepted accounting principles (“US GAAP”). Unless otherwise indicated, all dollar amounts disclosed in this MDA are expressed in United States Dollars.

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

Overview

We license, manufacture, distribute and market specialty optical lens products using our proprietary design and manufacturing technology. Our products are sold primarily in the United States solely to eye care professionals through in house sales representatives, independent sales brokers and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our specialty optical lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses. During the three months ended December 31, 2010 the Company’s C-Vue disposable products accounted for approximately 61% of sales.

Sales of our specialty optical lens products accounted for the largest percentage of our total revenues, constituting approximately 66% while royalty income derived from our exclusive license of our patented multifocal design to Bausch & Lomb was approximately 34% during the three months ended December 31, 2010.

Economic conditions in the United States have restrained our growth. We are however optimistic about the long-tem outlook for the contact lens market and the specialty contact lens market, in particular.

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

We believe market demographics favoring specialty contact lenses will continue to drive our revenue and earnings. In January 2011, we launched our new C-VUE Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. They are completely customizable, and feature a risk-free trial program, and exceptional deliverability.

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

We have a supply agreement with one supplier for the manufacture of our molded C-Vue multifocal lens, which currently accounts for approximately 55% of our current quarterly sales. The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurances that it will continue to do so.

Second Quarter Highlights

•	Earnings per share increased 67% to $0.15 from $0.09 in the second quarter of fiscal 2010.

•	Paid our 17th consecutive quarterly dividend of $0.09 per share on November 26th, a dividend yield of 8.3% based on the quarter end closing price of $4.35.

•	Reduced operating expenses and had an expense ratio of 46.0% compared to 47.6% in the second quarter of fiscal 2010.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of total revenues:

	Three Months Ended December 31				Six Months Ended December 31
	2010		2009		2010		2009
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues	$2,108,697	100.0	2,165,925	100.0	4,298,477	100.0	4,617,274	100.0
Operating costs and expenses	$1,518,810	72.0	1,516,206	70.0	3,143,719	73.1	3,180,786	68.9
Operating income	$589,887	28.0	649,719	30.0	1,154,758	26.9	1,436,488	31.1
Other non-operating items	$(70,228)	(3.3)	4,352	0.2	(140,935)	(3.3)	8,313	0.2
Income before income tax expense	$519,659	24.7	654,071	30.2	1,013,823	23.6	1,444,801	31.3

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of sales:

	Three Months Ended December 31				Six Months Ended December 31
	2010		2009		2010		2009
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Sales	$1,393,094	100.0	1,414,539	100.0	2,922,668	100.0	3,098,212	100.0
Cost of sales	$877,754	63.0	843,217	59.6	1,775,844	60.8	1,804,588	58.2
Sales and marketing	$347,257	24.9	367,134	26.0	712,803	24.4	732,073	23.6
Administration	$275,771	19.8	286,943	20.3	618,868	21.2	605,853	19.6
Research and development	$18,028	1.3	18,912	1.3	36,204	1.2	38,272	1.2

Second Quarter

During the three months ended December 31, 2010 (the “Current Quarter”) we earned income before tax of $519,659 compared to income before tax of $654,071 for the three months ended December 31, 2009 (the “Prior Quarter”). The decrease in income before tax during the Current Quarter of $134,412 was from a decrease in royalty income from Bausch & Lomb of $35,783 to $715,603 in the Current Quarter as compared to $751,386 in the Prior Quarter, (ii) a decrease in gross margin of $55,982 from lower sales and gross profit (iii) excluding cost of sales, a decrease in expenses of $31,933 as described below, and (iv) an increase in other items primarily interest expense, and other income of $74,580. After recording income tax expense of $169,422, we had net income of $350,237 or $0.15 per diluted share for the Current Quarter. In comparison, in the Prior Quarter we had net income of $425,308 or $0.09 per diluted share after recording income tax expense of $228,763.

Sales during the Current Quarter were $1,393,094, a decrease of $21,445 (1.5%), as compared to sales of $1,414,539 during the Prior Quarter. The disposable lens category decreased by 9.4% as sales of our C-Vue disposable multifocal lenses continue to be affected by economic conditions in the U.S. as well as increased competition from competitor new product offerings and rebate programs. Our custom soft lens category increased 39.0%, as we continue to convert free trial lenses from our C-Vue Advanced Toric Multifocal launched last year, into revenue generating boxes of monthly replacement lenses. In the Current Quarter, our gas permeable lens category declined by 2.3%, primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased by 6.3% due to the expected decline in product lines that are nearing the end of their life cycle. Gross margin decreased 3.4% to 37.0% in the Current Quarter compared to 40.4% in the Prior Quarter due primarily to fewer sales and sales mix changes from higher margin products in our disposable lens category and the maturation of the C-VUE Advanced Toric Multifocal free trial program launched at the end of the first quarter last year.

During the Current Quarter, as compared to the Prior Quarter, expenses decreased $31,933. Administrative expenses decreased by $11,172 primarily due to the timing of legal and professional fees associated with annual report filings due to our migration from Canada to Delaware completed in the first quarter this year versus the second quarter last year. Sales and marketing expenses decreased $19,877 due to lower advertising and research and development expenses were flat during the Current Quarter, as compared to the Prior Quarter. During the Current Quarter, as a way to reduce expenses, we reorganized our sales and marketing department, and we should recognize the effects of this starting in the third quarter.

During the Current Quarter we recorded income tax expense of $169,422 compared to income tax expense in the Prior Quarter of $228,763. We record income tax at the statutory rates, and previously only paid alternative minimum tax of approximately 2% due to the utilization of tax loss carry-forwards. During the second quarter of the 2010 fiscal year, utilization of tax loss carry-forwards were exhausted, and income taxes payable have been recorded since then. The effective tax rate for the Current Quarter was 32.6% compared to 35.0% in the Prior Quarter.

Six Months

During the six months ended December 31, 2010 (the “Current Year”) we earned income before tax of $1,013,823 compared to income before tax of $1,444,801 for the six months ended December 31, 2009 (the “Prior Year”). The decrease in income before tax during the Current Year of $430,978 was from a decrease in royalty income from Bausch & Lomb of $143,253 to $1,375,809 in the Current Year as compared to $1,519,062 in the Prior Year, (ii) a decrease in gross margin of $146,800 from lower sales and gross profit (iii) excluding cost of sales, a decrease in expenses of $8,323 as described below, and (iv) an increase in other items primarily interest expense, and other income of $149,248. After recording income tax expense of $331,737, we had net income of $682,086 or $0.29 per diluted share for the Current Year. In comparison, in the Prior Year we had net income of $919,396 or $0.20 per diluted share after recording income tax expense of $525,405.

Sales during the Current Year were $2,922,668, a decrease of $175,544 (5.7%), as compared to sales of $3,098,212 during the Prior Year. The disposable lens category decreased by 8.0% as sales of our C-Vue disposable multifocal were affected by economic conditions in the U.S. as well as increased competition from competitor new product offerings and rebate programs. Our custom soft lens category increased 12.8%. The launch last year of the new C-Vue Advanced Toric Multifocal with free trial lenses was slower then expected, but we are now seeing sales improvement in this category from the continued conversion of the free trial lenses into revenue generating boxes of monthly replacement lenses. In the Current Year, our gas permeable lens category declined by 13.5%, primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased by 13.0% due to the expected decline in product lines that are nearing the end of their life cycle. Gross margin decreased 2.6% to 39.2% in the Current Year compared to 41.8% in the Prior Year due primarily to fewer sales and sales mix changes from higher margin products in our disposable lens category and the maturation of the C-Vue Advanced Toric Multifocal free trial program launched at the end of the first quarter last year.

During the Current Year, as compared to the Prior Year, expenses decreased $8,323. Administrative expenses increased by $13,015 primarily due to the timing of legal and professional fees associated with annual report filings due to our migration from Canada to Delaware completed in the first quarter this year. Sales and marketing expenses decreased $19,270 due to lower advertising and research and development expenses were flat during the Current Year, as compared to the Prior Year.

During the Current Year we recorded income tax expense of $331,737 compared to income tax expense in the Prior year of $525,405. We record income tax at the statutory rates, and previously only paid alternative minimum tax of approximately 2% due to the utilization of tax loss carry-forwards. During the second quarter of the 2010 fiscal year, utilization of tax loss carry-forwards were exhausted, and income taxes payable have been recorded since then. The effective tax rate for the Current Year was 32.7% compared to 36.4% in the Prior Year.

Liquidity and Capital Resources

As of December 31, 2010, we had working capital of $1,020,734 representing a decrease of $284,087 from our working capital at June 30, 2010. The decrease in working capital was principally due to a decrease in cash offset by the increase in inventory.

During the six months ended December 31, 2010, we generated $495,440 positive cash from operations representing a decrease of $916,215 from $1,411,655 generated during the Prior Year. The decrease was due to lower net income and deferred tax expense and income taxes payable. Total capital additions and cash used during the Current Year for the purchase of capital additions was $131,084, primarily for manufacturing equipment and leasehold improvements at the head office, an increase of $120,960 from the Prior Year. Financing activities during the Current Year consisted of the repayment of $600,000 under our term loan facility and the payment of $426,484 of dividends to our shareholders compared to $819,128 of dividends paid in the Prior Year, a decrease of $392,644 due to less shares outstanding after our stock repurchase in January 2010. Cash income taxes paid during the Current Year was $453,000 compared to $21,000 in the Prior Year, due primarily to the exhaustion of the utilization of tax loss carry-forwards.

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

There have been no changes to our critical accounting policies during the first six months of fiscal 2011.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2010 Form 10-K.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Our market risks in the normal course of business are related to changes in interest rates, which at December 31, 2010 are similar to those disclosed in the 2010 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Part II. Other Information

Item 1 – Legal Proceedings

None

Item 1A – Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of our 2010 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

Reserved

I tem 5 – Other Information

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

S IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNILENS VISION INC. (Registrant)

Date: February 14, 2011	By	/s/ Michael J. Pecora
	Name:	Michael J. Pecora
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2011	By	/s/ Leonard F. Barker
	Name:	Leonard F. Barker
	Title:	Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)