Form 10-Q
period 2011-03-31
UNILENS VISION INC
filed 2011-05-16
CIK 852564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

As of May 16, 2011 there were 2,369,354 outstanding shares of common stock.

UNILENS VISION INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2011

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

Unilens Vision Inc.

Condensed Consolidated Balance Sheets

March 31, 2011 (Unaudited) and June 30, 2010

	March 31, 2011	June 30, 2010
ASSETS
Current
Cash and cash equivalents	$482,801	$1,080,540
Accounts receivable, net of allowance of $202,221 and $217,820 at March 31, 2011 and June 30, 2010, respectively	806,204	876,033
Royalties and other receivables	639,786	744,989
Inventories	761,036	679,024
Prepaid expenses	95,751	82,348
Income taxes receivable	64,072	—
Deferred loan costs – current	18,791	—
Deferred tax asset – current	308,300	361,400

Total current assets	3,176,741	3,824,334
Property, plant, and equipment, net of accumulated depreciation of $5,321,708 and $5,215,183 at March 31, 2011 and June 30, 2010, respectively	282,810	248,578
Deferred loan costs	52,651	67,826
Other assets	163,861	123,300
Deferred tax asset	182,391	203,300

Total assets	$3,858,454	$4,467,338

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current
Accounts payable	$471,328	$384,308
Accrued wages and employee benefits	214,477	371,649
Deferred income	397,999	359,194
Income taxes payable	—	115,697
Other accrued liabilities	74,178	88,665
Note payable – current	657,144	1,200,000

Total current liabilities	1,815,126	2,519,513
Accrued wages and employee benefits	104,514	—
Fair value interest rate swap	21,769	—
Note payable – long-term	3,942,856	4,300,000

Total liabilities	5,884,265	6,819,513

Stockholders’ deficit
Capital stock
Preferred shares, par value $0.001 per share; 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, par value $0.001 per share; 30,000,000 shares authorized; shares issued and outstanding 2,369,354	2,369	2,369
Additional paid-in capital	20,286,663	20,285,873
Accumulated other comprehensive loss, net of tax	(13,578)	—
Deficit	(22,301,265)	(22,640,417)

Total stockholders’ deficit	(2,025,811)	(2,352,175)

Total liabilities and stockholders’ deficit	$3,858,454	$4,467,338

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.

Condensed Consolidated Statements of Income and Changes in Accumulated Deficit

For Three Months and Nine Months Ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010
Revenues:
Sales	$1,539,555	$1,535,454	$4,462,223	$4,633,666
Royalty income	631,893	734,803	2,007,702	2,253,865

Total revenues	2,171,448	2,270,257	6,469,925	6,887,531

Operating costs and expenses:
Cost of sales	928,612	912,581	2,704,456	2,717,169
Administration	325,397	405,674	944,265	1,011,527
Research and development	18,971	21,947	55,175	60,219
Sales and marketing	376,515	400,244	1,089,318	1,132,317

Total operating costs and expenses	1,649,495	1,740,446	4,793,214	4,921,232

Operating income	521,953	529,811	1,676,711	1,966,299

Other non-operating items:
Other income	(13,734)	(16,059)	(12,289)	(15,236)
Remeasurement loss	—	(3,398)	—	(1,575)
Interest (expense) income	(66,042)	(59,795)	(208,422)	(54,128)

Total other non-operating items:	(79,776)	(79,252)	(220,711)	(70,939)

Income before income tax expense	442,177	450,559	1,456,000	1,895,360
Net income tax expense	145,385	174,990	477,122	700,395

Net income for the period	296,792	275,569	978,878	1,194,965
Deficit, beginning of period	(22,384,815)	(22,842,934)	(22,640,417)	(22,943,202)
Dividends paid	(213,242)	(213,243)	(639,726)	(1,032,371)

Deficit, end of period	$(22,301,265)	$(22,780,608)	$(22,301,265)	$(22,780,608)

Net income per common share:
Basic	$0.13	$0.10	$0.41	$0.30

Diluted	$0.13	$0.10	$0.41	$0.30

Weighted average number of common shares outstanding during the period:
Basic	2,369,354	2,855,684	2,369,354	3,993,953
Effect of dilutive options	—	—	—	4,169

Diluted	2,369,354	2,855,684	2,369,354	3,998,122

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.

Condensed Consolidated Statements of Cash Flows

For Nine Months Ended March 31, 2011 and 2010

(Unaudited)

	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$978,878	$1,194,965
Items not affecting cash:
Depreciation and amortization	106,525	124,256
Deferred tax expense	82,200	413,600
Remeasurement gain	—	1,575
Stock based compensation	790	39,114
Change in working capital items	(73,087)	348,802

Net cash provided by operating activities	1,095,306	2,122,312

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment and other assets	(140,757)	(22,781)
Redemption of certificates of deposit	—	500,000

Net cash (used) from in investing activities	(140,757)	477,219

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings under term loan	(900,000)	(200,000)
Loan financing costs	(12,562)	(71,555)
Borrowings under term loan	—	6,000,000
Common stock repurchased	—	(7,402,948)
Common stock issued for cash from exercise of stock options	—	15,525
Common stock dividends paid	(639,726)	(1,032,371)

Net cash used in financing activities	(1,552,288)	(2,691,349)

Change in cash and cash equivalents during the period	(597,739)	(91,818)
Effect of exchange rate changes on cash and cash equivalents	—	(1,575)
Cash and cash equivalents, beginning of period	1,080,540	1,178,626

Cash and cash equivalents, end of period	$482,801	$1,085,233

Supplemental cash flow disclosure information:
Noncash investing and financing activities:
Change in fair value of interest rate swap	$(21,769)	$—
Cash paid during the period for interest	$195,212	$46,339
Cash paid during the period for income taxes	$574,691	$222,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2011

(Unaudited)

Note 1 — Basis of Presentation and Consolidation

Basis of Presentation

Unilens Vision Inc. operates through our wholly-owned subsidiary, Unilens Corp. USA, located in Largo, Florida. The accompanying consolidated financial statements (the “Financial Statements”) for the interim periods ended March 31, 2011 and 2010 (the “Interim Period”) are i) prepared on the basis of accounting principles generally accepted in the United States, ii) conform in all material respects with accounting principles generally accepted in Canada, and iii) are unaudited, but in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, operations, and changes in financial results of the Interim Period. The Financial Statements are not necessarily indicative of the results to be expected for the full year. The Financial Statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements, and therefore should be read in conjunction with the our audited financial statements for the year ended June 30, 2010. Additional information concerning us is contained in the Management Discussion and Analysis included in this quarterly report.

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

Note 2 — Stock-Based Compensation, Stock Options and Stock

Stock-based payments are recorded using the fair value method of accounting for stock options. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. There was $39,114 of stock compensation expense attributable to stock options charged against income during the third fiscal quarter ended March 31, 2010. There was $790 of unrecognized stock compensation expense attributable to stock options previously issued that vested on January 1, 2011, charged against income during the second fiscal quarter ended December 31, 2010. There were no options granted during the nine fiscal months ended March 31, 2011.

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

March 31, 2011

(Unaudited)

At the Annual General Meeting of Shareholders held on March 25, 2010, the shareholders approved the Unilens’ Incentive Stock Option Plan. The initial maximum number of shares available for option grants under the Stock Option Plan is 236,935.

The following table describes the number and the exercise price of options that have been granted, exercised, or cancelled under the Stock Option Plan approved on March 25, 2010 during the nine month period ended March 31, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, beginning of year	160,000	$4.83	9.67 Years

Exercised	—

Granted
Directors/Employees	—
Consultants	—

Sub-total granted	—

Expired/cancelled	—

Outstanding, end of period	160,000	$4.83	8.92 Years

Options exercisable, end of period	160,000	$4.83	8.92 Years

As of March 31, 2011 we have 160,000 options outstanding and an additional 76,935 options available for future grants under the existing Incentive Stock Option Plan.

There was no cash proceeds, related to options exercised during the nine months ended March 31, 2011, as no options were exercised.

The following table describes the number of options, exercise price, and expiry date of the options granted by the Company that were outstanding at March 31, 2011:

Number of Options	Vested	Exercise Price	Expiry Date
160,000	160,000	$4.83	March 1, 2020

We use the Black-Scholes pricing model to estimate the fair value of stock-based awards. The expected volatilities are based on the historical volatility of our stock price. Historical data is used to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is based on historical exercise patterns of employees and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U S Treasury yield curve in effect at the time of the grant. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for the period ended March 31, 2011.

As of March 31, 2011 the aggregate intrinsic value of options outstanding and options exercisable were both zero since the closing price of our common shares on that date of $4.60 were less then the exercise price.

Unilens Vision Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2011

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

In January 2010, we repurchased and retired 2,188,861 of our common stock from our then largest shareholder.

Note 4 — Inventories

	As at March 31, 2011	As at June 30, 2010
Raw materials	$327,122	$270,388
Work in progress	28,201	26,685
Finished goods	427,339	406,091

	782,662	703,164
Less allowance for obsolescence	21,626	24,140

	$761,036	$679,024

Note 5 — Supplemental Disclosure with Respect to Cash Flows

	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010
Cash provided by (used in):
Accounts and royalties and other receivables	$175,033	$94,645
Inventories	(82,013)	149,751
Prepaid expenses and other assets	(45,018)	(84,097)
Accounts payable and accrued liabilities	58,680	123,707
Income taxes payable	(179,769)	64,796

Change in working capital items	$(73,087)	$348,802

Unilens Vision Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2011

(Unaudited)

Note 6 — Revenue Information

All of our assets and operations are located in the United States in one business segment. Our revenues are derived from royalty income received from our exclusive agreement with Bausch & Lomb Incorporated (“Bausch & Lomb”), for the use of our patented multifocal designs and technology, and from sales from our specialty optical lens business, which manufactures and distributes optical products that use our proprietary design and manufacturing technology. Sales from our specialty optical lens business come from the following lens categories, for the three and nine months ended March 31:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010
Disposable lenses	$924,457	$982,485	$2,745,649	$2,962,040
Custom soft lenses	350,287	261,656	916,926	764,035
Gas permeable lenses	104,955	104,955	314,592	347,441
Replacement and other lenses	159,856	186,358	485,056	560,150

Total sales	$1,539,555	$1,535,454	$4,462,223	$4,633,666

Note 7 — Line of Credit and Interest Rate Swap

On November 9, 2009, we closed on a $6,900,000, 5-year term loan facility and a new $1,500,000 line of credit with Regions Bank. The term loan facility, which had a six-month advance period, was entered into to fund the Stock Purchase Agreement and the new line of credit replaced the previous line of credit. On March 31, 2011 we entered into an amendment to the term loan facility, which reduced our minimum monthly principal payment from $100,000 to $54,762, plus accrued interest and retained the January 2015 expiration date, at which time a final balloon payment will be due. In addition, quarterly principal payments (not to exceed the original $100,000 monthly amortization in the aggregate) are payable to the extent our cash flow is in excess of certain specified amounts. The amendment, also redefined certain financial covenants and restrictions on the amount of cash dividend payments.

The term loan bears interest at a floating rate of 30-day LIBOR plus 4.25% or 3.75% depending on whether the Fixed Charge Coverage Ratio is less than 1.75-to-1 or equal to or greater than 1.75-to-1, with a minimum interest rate of 4.75%.

The current line of credit bears interest at a floating rate of 30-day LIBOR plus 3.25% or 3.75% depending on whether the ratio of our debt to EBITDA is less than 1-to-1 or equal to or greater than 1-to-1, with a minimum interest rate of 4.75%. In addition, at any time, the maximum borrowings under the line of credit may not exceed the lesser of (i) $1,500,000 or (ii) a sum equal to 80% of Qualified Accounts plus 50% of Qualified Inventory. The line of credit expires in November 2011, but maybe extended for another one-year term.

The term loan and the current line of credit are secured by a security interest in favor of Regions Bank in our inventory, accounts receivable, general intangibles, cash and principal United States patent. Under both the term loan facility and the new line of credit, we are required to meet customary covenants regarding, among other things, the maintenance of specified cash flow leverage and fixed charge coverage ratios and the requirement of lender consent for significant transactions such as mergers, acquisitions, dispositions and other financings.

We were in compliance with all financial covenants and had an outstanding balance under the term loan of $4,600,000 and no outstanding balances under the line of credit during the nine month period ended March 31, 2011.

Unilens Vision Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2011

(Unaudited)

On August 6, 2010, we entered into an interest rate swap agreement facilitated by Regions Bank to manage its cash flow exposure to interest rate changes with a notional amount of $5,300,000 which is scheduled to mature in January 2015. We do not enter into this type of financial instrument for trading or speculative purposes. The swap effectively converted our variable rate debt under the term loan of LIBOR plus 3.75% with a minimum interest rate of 4.75%, to a fixed rate of 5.16% (currently 5.66%), without exchanging the notional principal amount. This agreement was designed as a cash flow hedge and is reflected at fair value in our condensed consolidated balance sheet as a component of total liabilities, and the related gains or losses are deferred in stockholders’ equity as a component of accumulated other comprehensive income or loss.

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

	Total as of March 31, 2011	Level 1	Level 2	Level 3
Interest rate swap	$(21,769)	$—	$(21,769)	$—

Unilens Vision Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2011

(Unaudited)

The following presents the balances and net changes in the accumulated other comprehensive loss related to the interest rate swap, net of income taxes.

Interest Rate Swap
Balance at the June 30, 2010	$—
Net change in fair value of interest rate swap, net of tax of $8,191	(13,578)

Balance March 31, 2011	$(13,578)

Note 9 — Recent Accounting Standards

Recent codified pronouncements by the FASB are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 10 — Subsequent Events

On April 15, 2011, we entered into a seven-year capital equipment credit facility for up to $500,000. The capital equipment credit facility bears interest at a floating rate of 30-day LIBOR plus 3.85%. We will pay interest only for the initial 6 months from closing, then principal plus accrued interest on a 78 month amortization schedule. This capital equipment financing was put in place for the purchase of manufacturing equipment for additional production capacity and efficiencies.

On May 2, 2011, our Board of Directors declared our regular quarterly cash dividend, at the previously announced reduced rate of $0.045 per common share, payable May 27, 2011, to stockholders of record at the close of business on May 13, 2011. This is the 19th consecutive quarterly cash dividend declared.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unilens Vision Inc.

Largo, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Unilens Vision Inc. as of March 31, 2011 and the related condensed consolidated statements of income and changes in accumulated deficit, and cash flows for the three and nine month periods ended March 31, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the management of Unilens Vision Inc.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Unilens Vision Inc. as of June 30, 2010 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated September 28, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Pender Newkirk & Company LLP

Pender Newkirk & Company LLP
Certified Public Accountants
Tampa, Florida
May 16, 2011

Item 2 – Management’s Discussion & Analysis of Financial Condition and Results of Operations

The following management discussion and analysis (“MDA”) provides information on the activities of Unilens Vision Inc. and should be read in conjunction with our quarterly condensed consolidated financial statements and notes thereto for the three and nine months ended March 31, 2011 (the “Financial Statements”), as well as our Annual Report on Form 10-K for the fiscal year June 30, 2010, filed with the Securities and Exchange Commission. The Financial Statements have been prepared in United States dollars and in conformity with United States generally accepted accounting principles (“US GAAP”). Unless otherwise indicated, all dollar amounts disclosed in this MDA are expressed in United States Dollars.

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

Overview

We license, manufacture, distribute and market specialty optical lens products using our proprietary design and manufacturing technology. Our products are sold primarily in the United States solely to eye care professionals through in house sales representatives, independent sales brokers and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our specialty optical lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses. During the three months ended March 31, 2011 the Company’s C-Vue disposable products accounted for approximately 60% of sales.

Sales of our specialty optical lens products accounted for the largest percentage of our total revenues, constituting approximately 71% while royalty income derived from our exclusive license of our patented multifocal design to Bausch & Lomb was approximately 29% during the three months ended March 31, 2011.

Economic conditions in the United States have restrained our growth. We are however optimistic about the long-term outlook for the contact lens market and the specialty contact lens market, in particular.

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

We have a supply agreement with one supplier for the manufacture of our molded C-Vue multifocal lens, which currently accounts for approximately 53% of our current quarterly sales. The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurances that it will continue to do so.

Third Quarter Highlights

•	Earnings per share increased 30% to $0.13 from $0.10 in the third quarter of fiscal 2010.

•

Paid our 18th consecutive quarterly dividend, at $0.09 per share on February 25th. On May 2, 2011 we declared our 19th consecutive dividend at $0.045 per share, a dividend yield of 4.2% based on the April month end closing price of $4.25.

•

Flat operating expenses and an expense ratio of 46.8% compared to 46.8% in the third quarter of fiscal 2010 excluding $110 thousand for one time expenses associated with the migration of the Company from Canada to Delaware and stock compensation.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of total revenues:

	Three Months Ended March 31				Nine Months Ended March 31
	2011		2010		2011		2010
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues	2,171,448	100.0	2,270,257	100.0	6,469,925	100.0	6,887,531	100.0
Operating costs and expenses	1,649,495	76.0	1,740,446	76.7	4,793,214	74.1	4,921,232	71.5
Operating income	521,953	24.0	529,811	23.3	1,676,711	25.9	1,966,299	28.5
Other non-operating items	(79,776)	(3.6)	(79,252)	(3.5)	(220,711)	(3.4)	(70,939)	(1.0)
Income before income tax expense	442,177	20.4	450,559	19.8	1,456,000	22.5	1,895,360	27.5

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of sales:

	Three Months Ended March 31				Nine Months Ended March 31
	2011		2010		2011		2010
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Sales	1,539,555	100.0	1,535,454	100.0	4,462,223	100.0	4,633,666	100.0
Cost of sales	928,612	60.3	912,581	59.4	2,704,456	60.6	2,717,169	58.6
Sales and marketing	376,515	24.4	400,244	26.1	1,089,318	24.4	1,132,317	24.4
Administration	325,397	21.1	405,674	26.4	944,265	21.2	1,011,527	21.8
Research and development	18,971	1.2	21,947	1.4	55,175	1.2	60,219	1.3

Third Quarter

During the three months ended March 31, 2011 (the “Current Quarter”) we earned income before tax of $442,177 compared to income before tax of $450,559 for the three months ended March 31, 2010 (the “Prior Quarter”). The decrease in income before tax during the Current Quarter of $8,382 was from a decrease in royalty income from Bausch & Lomb of $102,910 to $631,893 in the Current Quarter as compared to $734,803 in the Prior Quarter, (ii) a decrease in gross margin of $11,930 from lower sales and gross profit (iii) excluding cost of sales, a decrease in expenses of $106,982 as described below, and (iv) an increase in other items primarily interest expense, and other income of $524. After recording income tax expense of $145,385, we had net income of $296,792 or $0.13 per diluted share for the Current Quarter. In comparison, in the Prior Quarter we had net income of $275,569 or $0.10 per diluted share after recording income tax expense of $174,990.

Sales during the Current Quarter were $1,539,555, an increase of $4,101 (0.3%), as compared to sales of $1,535,454 during the Prior Quarter. The disposable lens category decreased by 5.9% as sales of our C-Vue disposable multifocal lenses continue to be affected by economic conditions in the U.S. as well as increased competition from competitor new product offerings and rebate programs. Our custom soft lens category increased 33.9%, as we continue to convert free trial lenses from our C-Vue Advanced Toric Multifocal launched last year, into revenue generating boxes of monthly replacement lenses and from the launch in January our new C-VUE Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. In the Current Quarter, our gas permeable lens category was flat primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased by 14.2% due to the expected decline in product lines that are nearing the end of their life cycle. Gross margin decreased 0.9% to 39.7% in the Current Quarter compared to 40.6% in the Prior Quarter due primarily to flat sales and sales mix changes from higher margin products and the maturation of the C-VUE Advanced Toric Multifocal free trial program launched at the end of the first quarter last year.

During the Current Quarter, as compared to the Prior Quarter, expenses decreased $106,982. Administrative expenses decreased by $80,277 due primarily to Prior Quarter expenses including approximately $71,000 from one-time expenses associated with expenses for our annual meeting and migration from Canada to Delaware and approximately $39,000 of stock compensation expenses compared to approximately $20,000 in annual meeting expenses in the Current Quarter. Sales and marketing expenses decreased $23,729 due to lower advertising and payroll and related expenses and research and development expenses decreased $2,976 during the Current Quarter, as compared to the Prior Quarter. During the second quarter, as a way to reduce expenses, we reorganized our sales and marketing department, and we are recognizing some of the effects of this in the third quarter.

During the Current Quarter we recorded income tax expense of $145,385 compared to income tax expense in the Prior Quarter of $174,990. We record income tax at the statutory rates, and previously only paid alternative minimum tax of approximately 2% due to the utilization of tax loss carry-forwards. During the second quarter of the 2010 fiscal year, utilization of tax loss carry-forwards were exhausted, and income taxes payable have been recorded since then. The effective tax rate for the Current Quarter was 32.9% compared to 38.8% in the Prior Quarter.

Nine Months

During the nine months ended March 31, 2011 (the “Current Year”) we earned income before tax of $1,456,000 compared to income before tax of $1,895,360 for the nine months ended March 31, 2010 (the “Prior Year”). The decrease in income before tax during the Current Year of $439,360 was from a decrease in royalty income from Bausch & Lomb of $246,163 to $2,007,702 in the Current Year as compared to $2,253,865 in the Prior Year, (ii) a decrease in gross margin of $158,730 from lower sales and gross profit (iii) excluding cost of sales, a decrease in expenses of $115,305 as described below, and (iv) an increase in other items primarily interest expense, and other income of $149,772. After recording income tax expense of $477,122, we had net income of $978,878 or $0.41 per diluted share for the Current Year. In comparison, in the Prior Year we had net income of $1,194,965 or $0.30 per diluted share after recording income tax expense of $700,395.

Sales during the Current Year were $4,462,223, a decrease of $171,443 (3.7%), as compared to sales of $4,633,666 during the Prior Year. The disposable lens category decreased by 7.3% as sales of our C-Vue disposable multifocal were affected by economic conditions in the U.S. as well as increased competition from competitor new product offerings and rebate programs. Our custom soft lens category increased 20.0%. The launch last year of the new C-Vue Advanced Toric Multifocal with free trial lenses was slower then expected, but we are now seeing sales improvement in this category from the continued conversion of the free trial lenses into revenue generating boxes of monthly replacement lenses. In the Current Year, our gas permeable lens category declined by 9.5%, primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased by 13.4% due to the expected decline in product lines that are nearing the end of their life cycle. Gross margin decreased 2.0% to 39.4% in the Current Year compared to 41.4% in the Prior Year due primarily to fewer sales and sales mix changes from higher margin products and the maturation of the C-Vue Advanced Toric Multifocal free trial program launched at the end of the first quarter last year.

During the Current Year, as compared to the Prior Year, expenses decreased $115,305. Administrative expenses decreased by $67,262 primarily due to Prior Year expenses including approximately $71,000 from one-time expenses associated with expenses for our annual meeting and migration from Canada to Delaware and approximately $39,000 of stock compensation expenses compared to approximately $20,000 in annual meeting expenses in the Current Year. In addition, the Current Year includes approximately $20,000 of additional professional fees for filing and income tax related expenses. Sales and marketing expenses decreased $42,999 due to lower advertising and payroll and related expenses and research and development expenses decreased $5,044 during the Current Year, as compared to the Prior Year.

During the Current Year we recorded income tax expense of $477,122 compared to income tax expense in the Prior year of $700,395. We record income tax at the statutory rates, and previously only paid alternative minimum tax of approximately 2% due to the utilization of tax loss carry-forwards. During the second quarter of the 2010 fiscal year, utilization of tax loss carry-forwards were exhausted, and income taxes payable have been recorded since then. The effective tax rate for the Current Year was 32.8% compared to 37.0% in the Prior Year.

Liquidity and Capital Resources

As of March 31, 2011, we had working capital of $1,361,615 representing a increase of $56,794 from our working capital at June 30, 2010. The increase in working capital was principally due to a decrease in cash and the royalty receivable, offset by a reduction in the current tern loan payable.

During the nine months ended March 31, 2011, we generated $1,095,306 positive cash from operations representing a decrease of $1,027,006 from $2,122,312 generated during the Prior Year. The decrease was due to lower net income and deferred tax expense and income taxes payable. Total capital additions and cash used during the Current Year for the purchase of capital additions was $140,757, primarily for manufacturing equipment and leasehold improvements at the head office, an increase of $117,976 from the Prior Year. Financing activities during the Current Year consisted primarily of the repayment of $900,000 under our term loan facility and the payment of $639,726 of dividends to our shareholders compared to $1,032,371 of dividends paid in the Prior Year, a decrease of $392,645 due to less shares outstanding after our stock repurchase in January 2010. During the Current Quarter we entered into an amendment to the term loan facility, which will improve our cash flow by reducing our minimum monthly principal payment from $100,000 to $54,762, and our quarterly dividend payment from $0.09 to $0.045 per common share. Cash income taxes paid during the Current Year was $575,000 compared to $222,000 in the Prior Year, due primarily to the exhaustion of the utilization of tax loss carry-forwards.

In August 2010, we entered into an interest rate swap agreement which effectively converted our floating interest rate debt under the term loan of LIBOR plus 3.75% with a minimum interest rate of 4.75%, to a fixed rate of 5.16% which is currently 5.66% after the recent term loan facility amendment.

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

There have been no changes to our critical accounting policies during the nine months of fiscal 2011.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2010 Form 10-K.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Our market risks in the normal course of business are related to changes in interest rates, which at March 31, 2011 are similar to those disclosed in the 2010 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 – Legal Proceedings

None

Item 1A – Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of our 2010 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – (Removed and Reserved)

Reserved

Item 5 – Other Information

None

Item 6 – Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) or Furnished (‡) Herewith (as indicated)

3.1	Memorandum, Certificate of Incorporation and Articles of Association of Unilens Vision Inc. (British, Columbia)	20-F	001-17861	3.1	07/03/1989

3.2	Certificate of Incorporation Unilens Vision Inc. (Delaware)	10-K	001-17861	3.2	09/28/2010

3.3	Unilens Vision Inc. By-Laws (Delaware)	10-K	001-17861	3.3	09/28/2010

10.1	Master Agreement and Interim Schedule dated April 14, 2011 among Unilens Corp. USA and Regions Equipment Finance, LTD. and Regions Equipment Finance Corporation.					†

31.1	Certification of Michael J. Pecora pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†

31.2	Certification of Leonard F. Barker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†

32.1	Certification of Michael J. Pecora pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†

32.2	Certification of Leonard F. Barker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNILENS VISION INC. (Registrant)

Date: May 16, 2011	By	/s/ Michael J. Pecora
	Name:	Michael J. Pecora
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	By	/s/ Leonard F. Barker
	Name:	Leonard F. Barker
	Title:	Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)