Form 10-K
UNILENS VISION INC
filed 2011-09-28
CIK 852564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                      to

Commission File Number 000-17861

UNILENS VISION INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2254517 (I.R.S. Employer Identification No.)

10431 72nd Street, North Largo, Florida (Address of principal executive offices)	33777-1511 (Zip code)

Registrant’s telephone number, including area code: (727) 544-2531

Securities registered pursuant to Section 12(b) of the Exchange Act:  None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class:	Name of Each Exchange On which Registered:
Common Stock, $.001 par value	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

As of December 31, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date of $4.35, was approximately $6,872,052.

As of September 28, 2011, 2,369,354 shares of the registrant’s Common Stock were outstanding.

USE OF CERTAIN TERMS

As used in this Annual Report for the fiscal year ending June 30, 2011, unless the context otherwise requires, "we", "us", "our", or "Unilens" refers to Unilens Vision Inc. and its subsidiaries.  In this Form 10-K, references to "Cdn$" are to Canadian dollars; and references to "U.S. dollars", "U.S. $" or "$" are to United States dollars.

FORWARD LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS STATEMENTS THAT ARE, OR MAY BE DEEMED TO BE, FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE EXCHANGE ACT, AND ARE MADE IN RELIANCE UPON THE PROTECTIONS PROVIDED BY SUCH ACTS FOR FORWARD-LOOKING STATEMENTS. IN THIS ANNUAL REPORT, THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE",. "MAY", "WILL", "WOULD", "COULD", "SHOULD", "EXPECTS", "INTENDS", "PLAN", "ESTIMATES", "PREDICTS", "PROJECTS", "SEEKS", "POTENTIAL", "LIKELY", "CONTINUE", AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS.  THE FORWARD-LOOKING STATEMENTS IN THIS ANNUAL REPORT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN THIS ANNUAL REPORT, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED.  READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED IN THIS ANNUAL REPORT AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT.  ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS ANNUAL REPORT ARE MADE ONLY AS OF THE DATE OF THIS ANNUAL REPORT, AND WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY UPDATE OR CORRECT ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT SUBSEQUENTLY OCCUR OR OF WHICH WE, AFTER THE DATE OF THIS ANNUAL REPORT, BECOME AWARE.  YOU SHOULD READ THIS DOCUMENT AND THE DOCUMENTS THAT WE INCORPORATE BY REFERENCE INTO THIS ANNUAL REPORT COMPLETELY AND WITH THE UNDERSTANDING THAT OUR ACTUAL FUTURE RESULTS MAY BE MATERIALLY DIFFERENT FROM WHAT WE EXPECT.  WE MAY NOT UPDATE THESE FORWARD-LOOKING STATEMENTS, EVEN IF OUR SITUATION CHANGES IN THE FUTURE. ALL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US ARE EXPRESSLY QUALIFIED BY THESE CAUTIONARY STATEMENTS.

T A B L E O F C O N T E N T S

PART I

ITEM 1.

BUSINESS

Recent Developments

We operate through our wholly-owned subsidiary, Unilens Corp. USA, located in Largo, Florida. We changed our domicile from British Columbia, Canada, where we were incorporated in 1989, to the State of Delaware on April 1, 2010. In June 2010, as a final step in our corporate reorganization, we organized Unilens Vision Sciences Inc., a Delaware corporation and a wholly-owned subsidiary of Unilens Corp. USA, and transferred our principal intellectual property assets and licensing arrangements to that company. Our shares trade on the OTC Markets Group - OTCQB, utilizing the symbol “UVIC” and on the TSX Venture Exchange under the symbol “UVI”.

We license, manufacture, distribute and market specialty optical lens products using proprietary design and manufacturing technology. Our products are sold primarily in the United States solely to eye care professionals through in house sales representatives, independent sales brokers and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our specialty optical lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses. During the twelve months ended June 30, 2011 our C-Vue disposable products accounted for approximately 60% of our sales.

In January 2010, we repurchased 2,188,861 shares of our common stock, representing approximately 48% of our outstanding shares, from our then largest shareholder, Uniinvest Holding AG in Liquidation (“Uniinvest”) for an aggregate purchase price of $6,894,912 or $3.15 per share.  We funded the transaction primarily through a $6.9 million 5-year term loan facility and a $1.5 million line of credit provided by Regions Bank to Unilens Corp. USA. The loan facility and line of credit bear a floating interest rate consisting of a premium over LIBOR and are secured by certain of our assets. On August 6, 2010, we entered into an interest rate swap agreement facilitated by Regions Bank, which effectively converted our variable rate debt under the term loan of LIBOR plus 3.75% to a fixed rate of 5.16% (currently 5.66%), without exchanging the notional principal amount.

On March 31, 2011, we entered into an amendment to the term loan facility, which reduced our minimum monthly principal payments by approximately 45%, while retaining the January 2015 expiration date at which time a final balloon payment will be due. The amendment, also provided that if we generate cash flow in excess of certain specified amounts we may be required to make additional quarterly principal payments, up to the amount of the original monthly principal amortization. Furthermore, we agreed on a redefinition of certain financial covenants and restrictions on the amount of our cash dividend payments (See Note 6, Line of Credit and Term Note, to our Consolidated Financial Statements included in this Annual Report).

On April 15, 2011, we entered into a seven-year capital equipment credit facility with Regions Bank for up to $500,000. The capital equipment credit facility bears interest at a floating rate of 30-day LIBOR plus 3.85%. This capital equipment financing was put in place for the purchase of manufacturing equipment for additional production capacity and efficiencies.

Products and Services

Our disposable lenses line consists of the C-Vue, a mulitfocal cast molded blister-packed box of six lenses sold for frequent replacement, the C-Vue Aspheric single vision lens, a single vision disposable soft contact lens sold for 2-week replacement and the C-Vue 1 Day Aspheric single vision daily disposable soft contact lens sold for one day wear then just simply thrown away. The C-Vue multifocal lens is manufactured for us by a third party utilizing one of our patented soft lens designs and is marketed exclusively in the United States to eye care professionals. The cast molded C-Vue Aspheric single vision lens and the C-Vue 1 Day Aspheric single vision lens are each manufactured for us by a third party utilizing Wavefront inspired technology. We market the C-Vue Aspheric single vision lens in a blister-packed box of six lenses and the C-Vue 1 Day Aspheric single vision lens in blister-packs of 30 and 90 lenses.

Our custom soft lenses line of soft lathe-cut products includes the C-Vue Toric Multifocal, designed for patients with an astigmatism that require bifocal correction, the C-Vue Custom Toric and the C-Vue 55 multifocal, a high-add multifocal, manufactured in a comfortable high-water content material, all available in our Advanced line of biocompatible materials. In September 2009, we launched the new C-Vue Advanced Toric Multifocal lens in blister-packs for monthly replacement, featuring free trial lenses for practitioners. In January 2011, we launched our new C-VUE Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. This new family of silicone hydrogel products incorporates our most highly-developed lens design technology into our Toric Multifocal and Multifocal designs and in our made-to-order Custom Toric and Single Vision options.

Our gas permeable lens line of products consist of the Unilens GP™, a multifocal contact lens intended for patients with astigmatism who need low to moderate presbyopic correction; the Unilens GP Plus™, designed to accommodate wearers requiring higher presbyopic correction; the C-Vue GP, a front aspheric design incorporating the C-Vue design technology and the C-Ray GP utilizing our recently patented design technology, featuring an on eye ray traced power profile over an elliptical base.

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

In October 2001, we licensed the exclusive worldwide rights to our multifocal soft contact lens design to Bausch & Lomb Incorporated (“Bausch & Lomb”), which manufactures and markets a cast-molded multifocal soft contact lens using our technology.  We receive a royalty ranging from two to five percent of Bausch & Lomb’s worldwide net sales of the product for as long as it manufactures and sells products utilizing our technology. During the fiscal years ended June 30, 2011, 2010, and 2009 we recorded $2,702,324, $2,976,945, and $2,874,028, respectively, in royalty income. There can be no assurance, however, that Bausch & Lomb will continue to sell products utilizing our technology in the future.

Our sales are not substantially subject to seasonality, except that sales during the quarter ending December 31 are normally lower than other quarters due to a decrease in patient visits to eye care professionals during the Christmas holiday season.

We rely on several suppliers, for most of the raw materials used in the production of our soft contact lenses. During fiscal year 2011 we began purchasing silicone hydrogel raw material, which we did not previously have access to, from Contamac US. Shortly thereafter in January 2011, we launched our new C-Vue Advanced HydraVue family of silicone hydrogel custom contact lenses.  Except for silicone hydrogel, our raw materials are readily available in our industry and alternate vendors have been identified as potential suppliers with competitive pricing and quality.  Over the past three fiscal years, we have not experienced any volatility in the price of raw materials.

We have a supply agreement with one supplier for the manufacture of our molded C-Vue multifocal lens, which currently accounts for approximately 53% of our annual sales.  The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurances that it will continue to do so.

Backlog is not a material factor in our business.

Competition

We operate within the highly competitive contact lens market.  We compete with industry leaders, such as Vistakon, Inc. a unit of Johnson and Johnson Vision Care, Inc., Bausch & Lomb, Ciba Vision Corporation, a division of Novartis AG, and Cooper Vision, Inc. a unit of Cooper Companies, Inc. Our ability to compete successfully is dependent in part on eye care professionals’ perceptions of product quality, product development, technical innovation, and price. We market our products worldwide.  For the fiscal years ending June 30, 2011, 2010, and 2009, approximately 1%, 1% and 2%, respectively, of our revenue was derived from sales outside the United States, primarily from sales in Germany, Switzerland, Spain and Brazil.

The conventional soft multifocal contact lens business has been affected over the past several years by the introduction of molding manufacturing technology, allowing for the mass production of most lens types at a fraction of the cost to lathe lenses. The entry of these molded lenses into the marketplace has created significant price competition. The reduced cost of the molded lens allows for liberal amounts of trial lenses to be provided to eye care professionals for a more productive fitting session and immediate dispensing of lenses.  Furthermore, lower manufacturing costs led to the introduction of frequent replacement and disposable lenses, a modality preferred by many consumers.  Recognizing this trend, we signed an agreement with a third party in 2002 for the supply of disposal multifocal molded soft contact lenses (C-Vue) utilizing our patented design.  The C-Vue brand was launched to eye care professionals in the United States during September 2002. In February 2006, we announced the launch of the first aspheric, single vision daily wear, two week disposable soft contact lens ever available under the C-Vue brand. The C-Vue Aspheric single vision lens is manufactured by a third party utilizing, Wavefront inspired technology. In May 2008, we launched the all-new C-Vue 1 Day ASV, which is the first aspheric daily disposable contact lens sold under the C-Vue brand. The cast molded C-Vue 1 Day ASV lens is manufactured for us by a third party utilizing Wavefront inspired technology, and is marketed to eye care professionals in blister-packs of 30 and 90 lenses. During fiscal 2011, our C-Vue disposable products accounted for approximately 60% of sales. We expect that sales of the C-Vue brand multifocal, the C-Vue Aspheric single vision and the C-Vue 1 Day ASV lenses in total will make up a smaller percentage of our future sales as sales of our custom soft lenses escalates.

Market demographics indicate that speciality contact lenses will continue to be the fastest growing segment of the contact lens market. Specialty contact lenses include toric, toric multifocal, and cosmetic lenses. We believe that our custom soft speciality lenses, including our C-Vue multifocal lens for presbyopia, our C-Vue custom toric lens for correcting astigmatism and the C-Vue Advanced toric multifocal lens, will grow over time due to market demographics favoring specialty lenses, and our patented multifocal technology.

Our new C-Vue Advanced HydraVue family of silicone hydrogel custom contact lenses are part of our increased emphasis on silicone hydrogel products in our soft custom lens business. The contact lens market has experienced a shift in recent years towards molded and lathe cut lenses manufactured with silicone hydrogel materials. While we currently do not have access to molded silicone hydrogel products, in the meantime, we will continue to compete based on our patented lens design technology and with our new silicone hydrogel lathe cut custom contact lenses.

We regularly compete with a number of other companies in the contact lens industry that have substantially greater financial resources than we do.  Our ability to compete is based upon marketing quality products to eye care professionals utilizing our patented technology.

Government Regulation

Contact lenses are regulated as medical devices in the U.S., the EU and other countries.  In the U.S., all devices must receive pre-market approval by the FDA.  There are two review procedures to gain this pre-market approval: a Premarket Approval Application (“PMA”) procedure and a Section 510(k) submission.  Under a PMA, the manufacturer must submit to the FDA supporting evidence sufficient to prove the safety and effectiveness of the device.  The FDA has 180 days to review a PMA.  Certain products, however, may qualify for a submission authorized by Section 510(k).  Under this procedure, the manufacturer gives the FDA a pre-market notification that it intends to commence marketing the product, and that it has established that the product is substantially equivalent to another product already on the market.  The FDA has 90 days to review a Section 510(k) submission.  In the EU, the "CE" mark is required for all medical devices sold.  We hold a CE mark for the classes of contact lenses that we sell.  The CE mark allows us to market products upon signing a declaration of conformity with the EU's Medical Device Directive requirements, which we do for each product sold.  In addition, medical device sales in the EU require auditing by a Notified Body to ensure that the manufacturer's quality systems are in compliance with the requirements of the ISO 9000 standards.  We have a Notified Body, which routinely audits our quality systems.  See "Item 1A --"Risk Factors" – Our manufacturing facility located in the U.S. and our products sold in the U.S. are subject to stringent regulation by the Food and Drug Administration. See "Item 1A --"Risk Factors". Our products are subject to stringent regulation by various foreign jurisdictions in which our products are sold. The cost of compliance with U.S. and foreign regulatory requirements is significant and, particularly when we introduce new products, may from time to time be material to our business.

Research and Development

We have ongoing research and development activities relating to different contact lens products, other applications of our technology and component materials.  Research and development expenditures for fiscal years ending June 30, 2011and 2010 were $75,934 and $79,234, respectively.  Future new product development may involve additional costs including the cost of obtaining FDA approval, which may take a significant amount of time.

Patents and Technology

We are materially dependent on our software and lens design technology.  Our technology allows us to license and manufacture high quality reproducible lenses.  We have been granted U.S. Patent No. 5,754,270 for our key technology, which is a unique aspheric design that may be configured in a soft multifocal, toric, rigid gas permeable lens, or intraocular lens. In November 2010 we were granted U.S. Patent No. 7,828,435 BI, which features a unique ray traced power profile, currently incorporated into our C-Ray gas permeable lens.

Employees

All of our 45 employees are full time and are located in the Tampa – St. Petersburg Florida area, primarily in our Largo, Florida facility.

Reports to Security Holders

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange Commission's public reference rooms in Washington, D.C., at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3p.m.  The public may obtain information on the operation of the public reference room by calling the Securities and Exchange Commission at 1-800-SEC-0330. Our filings are also available to the public from commercial document retrieval services and the Internet worldwide website maintained by the Securities and Exchange Commission at www.sec.gov. You may also request copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC by requesting copies of such reports in writing. Such written requests shall be made to our corporate secretary and sent to our executive offices at the address set forth on the cover page of this Form 10-K.  Additional information relating to us is on the SEDAR website at www.sedar.com.

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

In October 2001, we entered into an exclusive worldwide license on one of our patented multi-focal design technologies with Bausch & Lomb, which generates a significant portion of our net income.  We collect royalties based on Bausch & Lomb's worldwide net sales of products utilizing the design technology.  There can be no assurance, however, that Bausch & Lomb will continue to sell products in the future utilizing our technology at the same levels as it currently does or at all .

We rely on one supplier for our molded contact lenses and one supplier for our silicone hydrogel raw material used in the production of our soft lathe-cut contact lenses.

In June 2002, we entered into a supply agreement with one of our suppliers for the manufacture of our Molded C-Vue multifocal lens, which accounts for a significant portion of our sales (approximately 53% during the 2011 fiscal year). The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurance that it will continue to meet its obligations under our agreement or as to any renewal of our supply agreement.  The supplier is not under any obligation to supply products utilizing other materials or manufacturing processes, or to meet our possible future requirements for design or material changes and enhancements. While alternate suppliers for the manufacture of specialty molded or partially molded contact lenses have been identified, should the need arise , there can be no assurance that an alternate supplier can successfully manufacture lenses to our specifications or material requirements on acceptable terms, or within the constraints of our exclusive license agreement with Bausch & Lomb.

The raw materials used for the production of most of our lathe-cut soft contact lenses are purchased from several suppliers. Over the past three years we have not experienced any interruption in the supply of these raw materials. While alternate vendors have been identified, should the need arise , there can be no assurance that an alternate supplier can provide the raw materials in accordance with our specifications or on acceptable terms. Our silicone hydrogel raw material used in our advanced soft lathe–cut contact lenses, which prior to the 2011 fiscal year we did not have access to, is purchased from only one supplier, Contamac US.

We face intense competition, and our failure to compete effectively could have a material adverse effect on our profitability and results of operations.

The market for soft contact lenses is intensely competitive and many competing products have lower prices than do ours . Our ability to increase U.S. market penetration is dependent on persuading eye care professionals to recommend our products to consumers, as well as persuading consumers of competing products to switch to our products , on the basis of quality, features and value .  Our products compete with similar products offered by a number of larger companies, including Vistakon, Inc. a unit of Johnson and Johnson Vision Care, Inc., Bausch & Lomb, Ciba Vision Corporation, a division of Novartis AG, and Cooper Vision, Inc., a unit of Cooper Companies, Inc. Many of our competitors have substantially greater financial, marketing and technical resources, greater market penetration and larger manufacturing capacities and volumes.  Among other things, these advantages may afford our competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. We believe that certain of our competitors are expanding, or are planning to expand, their manufacturing capacity, and are implementing automated manufacturing processes, in order to support anticipated increases in volume.  Because many of the costs incurred in producing contact lenses are relatively fixed, a manufacturer that can increase its volume can generally reduce its per unit costs and thereby increase its flexibility to reduce prices.  Our competitors could also reduce prices to increase sales volumes, so as to utilize their production capacity, or for other reasons.  Price reductions by competitors could make our products less competitive, and we cannot assure you that we would be able to either match a competitor's pricing plan or reduce our prices in response.  Our ability to respond to competitive pressures by decreasing our prices without adversely affecting our gross margins and operating results will depend on our ability to decrease our costs per lens.  Any significant decrease in our costs per lens will depend, in part, on our ability to increase sales volume and production capacity, of which there can be no assurance . Our failure to respond to competitive pressures and particularly price competition in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

We believe that certain of our competitors are planning to introduce new multifocal or other specialty lens designs in the near future. Competition from products utilizing new lens designs may have a material adverse effect on our business, financial condition and results of operations.

The contact lens market has experienced a shift in recent years towards lenses manufactured with silicone hydrogel materials, which feature higher oxygen permeability. Many of our competitors have had access to higher oxygen permeable silicone hydrogel materials for some time. During the first half of calendar year 2011, we began purchasing this material from one supplier.  Shortly thereafter, we launched our new C-Vue Advanced HydraVue family of silicone hydrogel custom contact lenses. We expect that the launch of our silicone hydrogel lathe cut custom lens line will help our ability to grow our custom soft lens business, and retain or grow our specialty lens market share and margins resulting in a positive effect on our business, financial condition and results of operations. We currently do not have access to molded silicone hydrogel products, in the meantime, we will continue to compete based on our patented lens design technology and with our new silicon hydrogel lathe cut custom contact lenses.

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

We are a holding company with essentially no operations of our own and conduct substantially all of our business operations through our subsidiary, Unilens Corp. USA and it’s subsidiary Unilens Vision Sciences, Inc.  Our only significant asset is the outstanding capital stock of such subsidiaries.  We are wholly dependent, other than from debt or equity financings, on the cash flow of such subsidiaries and dividends and distributions from such subsidiaries in order to service any current and future indebtedness obligations we may have.

Our common shares are traded in the U.S. only on the OTC Markets Group, so the liquidity of our common shares in the U.S. may be limited.

Our common shares trade in Canada on the TSX Venture Exchange and in the United States on the OTC Markets Group - OTCQB.  Stocks in the OTC Markets Group market ordinarily have much lower trading volume than in other markets, such as The NASDAQ Global, Global Select and Capital Markets.  Very few market makers take interest in shares traded over-the-counter and, accordingly, the markets for such shares are less orderly than is usual for NASDAQ stocks.  As a result of the low trading volumes ordinarily obtained in the OTC Markets Group market, sales of our common shares in any significant amount could not be absorbed without a dramatic reduction in price.  Moreover, thinly-traded shares in the OTC Markets Group market are more susceptible to trading manipulations than is ordinarily the case for more actively traded shares.

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

We have paid special and quarterly dividends only since August 2006. For the fiscal year ending June 30, 2012, the Company has so far paid quarterly cash dividends totaling $0.045 per common share. The amount of future dividends will depend on earnings, cash flow, and other aspects of our business as determined and declared by the Board of Directors. There can be no assurance that we can generate sufficient earnings and cash flow to continue paying quarterly dividends.

Our manufacturing facility located in the U.S. and our products sold in the U.S. are subject to stringent regulation by the Food and Drug Administration.

Under the Food, Drug and Cosmetic Act (the "FDC Act") and implementing regulations, the Food and Drug Administration (the "FDA") regulates the testing, manufacturing, labeling, distribution, and promotion of medical devices such as contact lenses.  Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of product distribution, failure of the government to grant premarket clearance or approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution.  The FDA also has the authority to request the recall, repair, replacement or refund of the cost of any device manufactured or distributed by us.

Before a new device can be introduced into the U.S. market, it must receive FDA premarket notification clearance under Section 510(k) of the FDC Act ("Section 510(k)") or premarket approval pursuant to the more costly and time-consuming PMA procedure.  For devices that are cleared through the Section 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new Section 510(k) submissions. While less expensive, and less time-consuming than obtaining PMA clearance, securing Section 510(k) clearance may involve the submission of a substantive review of six months or more.  Any products manufactured or distributed pursuant to Section 510(k) clearance are subject to pervasive and continuing regulation by the FDA, including record keeping requirements and reporting of adverse experience with the use of the device.

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

As a manufacturer of medical devices, we are required to register with the FDA and comply with the FDA's Code of Federal Regulations quality system requirements.  If the FDA believes that we may not be operating in compliance with applicable laws and regulations, it can record its observations on a Form FDA 483; place us under observation and re-inspect the facilities; institute proceedings to issue a warning letter apprising of violative conduct; detain or seize products; mandate a recall; enjoin future violations; and assess civil and criminal penalties against us, our officers or our employees.  In addition, in appropriate circumstances, the FDA could withdraw clearances or approvals.  Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse affect on us.

Manufacturers of medical devices for marketing in the U.S. also must comply with the medical device reporting ("MDR") requirements of the FDA, that require companies report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury.  Labeling and promotional activities are subject to scrutiny by the FDA.  Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.  We are subject to routine inspection by the FDA for compliance with quality systems requirements, MDR requirements, and other applicable regulations.  We cannot assure you that we will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon our business, financial condition or results of operation.

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

Demand for our products may change in ways we may not anticipate because of:  evolving customer needs; the introduction of new products and technologies; evolving surgical practices; and evolving industry standards.  Without the timely introduction of new commercially successful products and enhancements, our products may become obsolete over time, in which case our revenue and operating results would suffer.  The success of our new product offerings will depend on several factors, including without limitation our ability to: properly identify and anticipate customer needs; commercialize new products in a timely manner; manufacture and deliver products in sufficient volumes on time; differentiate our offerings from competitors' offerings; achieve positive clinical outcomes for new products; satisfy the increased demands by healthcare payors, providers and patients for lower-cost products; and innovate and develop new materials and product designs.  Moreover, innovations generally will require a substantial investment in research and development before we can determine the commercial viability of these innovations, and we may not have the financial resources necessary to fund these innovations.  In addition, even if we are able to successfully develop enhancements or new generations of our products, they may not produce revenue in excess of the costs of development, and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.

Our products are subject to stringent regulation by various foreign jurisdictions in which our products are sold.

Our products also are subject to regulation in other countries in which we sell our products.  The laws and regulations of such countries range from comprehensive medical device approval procedures such as those described above to simple requests for product data or certifications.  The number and scope of these laws and regulations are increasing.  In particular, medical devices in the European Union (the "EU") are subject to the EU's medical devices directive (the "Directive").

Under the system established by the Directive, all medical devices other than active implants and in vitro diagnostic products currently must qualify for "CE marking.”  "CE marking" means that a manufacturer certifies that its product bearing the CE mark satisfies all requirements essential for the product to be considered safe and fit for its intended purpose.  We have received CE marking authorization for all products that we currently market in the EU.  In addition, medical device sales in the EU require auditing by a certified third party (a "Notified Body") to ensure that the manufacturer's quality systems are in compliance with the requirements of the ISO 9000 standards.

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

ITEM 3.

                LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to our business, there are, no material pending legal proceedings to which we are a party or to which any of our properties is subject.

ITEM 4.

[REMOVED AND RESERVED.]

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares have traded on the TSX Venture Exchange and it predecessors since 1992.  In addition, there has been a U.S. market for the quotation of our common shares on the OTC Markets Group – OTCQB and the “pink sheets” a centralized quotation service that collects and publishes market maker quotes for certain over the counter securities.  Our common shares are subject to the Securities and Exchange Commission rules regarding "penny stocks" which require broker-dealers who sell certain securities that do not satisfy certain listing standards to persons who are not established customers or accredited investors to make specified suitability determinations and to receive the purchaser's written consent to the transaction prior to the sale.

U.S. MARKETS OTC Market Groups OTCQB:UVIC and Pink Sheets UVIC.PK – Trading in U.S. Dollars
Fiscal Year	2011			2010
	High	Low		High	Low
First Quarter	$4.58	$3.67	First Quarter	$2.90	$2.56
Second Quarter	4.40	3.65	Second Quarter	3.99	2.76
Third Quarter	4.78	4.14	Third Quarter	4.82	3.92
Fourth Quarter	4.48	2.91	Fourth Quarter	5.50	4.12

CANADIAN MARKETS TSX Venture Exchange: UVI – Trading in Canadian Dollars
Fiscal Year	2011			2010
	High	Low		High	Low
	(CDN $)	(CDN $)		(CDN $)	(CDN $)
First Quarter	$4.50	$3.73	First Quarter	$3.29	$2.92
Second Quarter	4.62	3.74	Second Quarter	4.18	2.94
Third Quarter	4.66	3.94	Third Quarter	4.87	4.07
Fourth Quarter	4.13	2.95	Fourth Quarter	5.88	4.19

Holders

As of September 23, 2011, there were 397 shareholders of record, which includes shares held by brokerage and clearing houses, holding a total of 2,369,354 of our common shares.

Dividends

Since November 1, 2006, our Board of Directors has declared cash dividends for each of our fiscal quarters.  The table below shows all Company dividends paid for each of the last two fiscal years.

Type of Dividend	Date Declared	Record Date	Date Paid	Amount Paid Per Share	Gross Disbursements Paid
Quarterly	8/3/2009	8/14/2009	8/28/2009	$0.090	$409,564
Quarterly	11/2/2009	11/13/2009	11/27/2009	$0.090	$409,564
Quarterly	2/1/2010	2/12/2010	2/26/2010	$0.090	$213,242
Quarterly	5/3/2010	5/14/2010	5/28/2010	$0.090	$213,242
Quarterly	8/2/2010	8/13/2010	8/27/2010	$0.090	$213,242
Quarterly	11/1/2010	11/12/2010	11/26/2010	$0.090	$213,242
Quarterly	2/1/2011	2/11/2011	2/25/2011	$0.090	$213,242
Quarterly	5/2/2011	5/13/2011	5/27/2011	$0.045	$106,620
Quarterly	8/1/2011	8/12/2011	8/26/2011	$0.045	$106,621

On August 1, 2011 the Board of Directors declared a 2012 fiscal year first quarter cash dividend of $0.045 per share paid August 26, 2011 to shareholders of record on August 12, 2011.

The amount and frequency of future dividends declared by our Board of Directors will depend on earnings, cash flow, and other aspects of our business as determined by our Board of Directors, as well as dividend payment restrictions under our term loan facility, which became effective in the last quarter of fiscal 2011 as a result of the changes to our credit facility discussed above.

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of June 30, 2011, outstanding awards and shares remaining available for future issuance under our Incentive Stock Option Plan, which was approved by our shareholders in March 2010 and is our only compensation plan under which equity securities are authorized for issuance.

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

Recent Sales of Unregistered Securities and Uses of Proceeds from Registered Securities

None.

Issuer Repurchases of Equity Securities

None.

ITEM 6.

SELECTED FINANCIAL DATA

The following constitutes our selected consolidated financial data for the fiscal years ended June 30, 2011, 2010, 2009, 2008 and 2007 in U.S. dollars, presented in accordance with United States generally accepted accounting principles.  The selected consolidated financial data is derived from our financial statements for such periods.  Certain of the prior years’ comparative figures have been reclassified to conform to the presentation adopted for the current year. All amounts are stated in U.S. dollars.

(U.S. dollars except share amounts)	As at June 30
Balance Sheet Data	2011	2010	2009	2008	2007
Total assets	$4,407,261	$4,467,338	$5,749,661	$6,784,128	$7,987,808
Working capital	1,415,268	1,399,814	3,922,747	4,627,289	4,949,732
Long-term liabilities	4,048,282	4,399,897	-	-	-
Total liabilities	6,043,215	6,819,513	1,056,312	957,434	819,005
Capital stock and paid in capital	20,289,032	20,288,242	27,636,551	27,636,551	27,605,780
Stockholders' (deficit) equity	(1,635,954)	(2,352,175)	4,693,349	5,826,694	7,168,803

Statement of Operations Data (fiscal year ended)
Total revenues	$8,779,356	$9,194,190	$9,598,209	$9,294,689	$8,561,358
Income from operations (1)	2,539,063	2,689,489	3,058,199	2,653,941	2,205,213
Income before income taxes	2,237,979	2,513,897	3,001,179	2,636,652	2,179,742
Income for the year	1,491,774	1,548,397	1,870,127	1,630,592	1,309,961
Weighted average number of common shares basic	2,369,354	3,588,916	4,550,715	4,546,733	4,493,626
Weighted average number of common shares diluted	2,369,354	3,592,043	4,556,178	4,554,061	4,546,820
Income per common share outstanding - basic and diluted:
Income for the year
Basic	$0.63	$0.43	$0.41	$0.36	$0.29
Diluted	0.63	0.43	0.41	0.36	0.29

Dividends	$746,346	$1,245,612	$3,003,472	$3,003,472	$2,134,552

Notes:

(1) There were no discontinued operations during the periods presented above.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis (“MDA”) is based on and should be read in conjunction with “Selected Financial Data” above and our consolidated Financial Statements and Supplementary Data (the “Financial Statements”), which begins on page 13.  The Financial Statements have been prepared in United States dollars and in conformity with United States generally accepted accounting principles (“US GAAP”). Unless otherwise indicated, all dollar amounts disclosed in this MDA are expressed in United States Dollars.

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

Overview

We license, manufacture, distribute and market specialty optical lens products using our proprietary design and manufacturing technology.  Our products are sold primarily in the United States solely to eye care professionals through in house sales representatives, independent sales brokers and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our specialty optical lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses. During the 2011 fiscal year our C-Vue disposable products accounted for approximately 60% of our sales.

Sales of our specialty optical lens products accounted for the largest percentage of our total revenues, constituting approximately 69% while royalty income derived from our exclusive license of our patented multifocal design to Bausch & Lomb was approximately 31% of revenues during the 2011 fiscal year.

Economic conditions in the United States have restrained our growth. We are however optimistic about the long-term outlook for the contact lens market and the specialty contact lens market, in particular.

Market demographics indicate that speciality contact lenses will continue to be the fastest growing segment of the contact lens market. Specialty contact lenses include toric, toric multifocal, and cosmetic lenses. We believe that our custom soft speciality lenses, including our C-Vue multifocal lens for presbyopia, our C-Vue custom toric lens for correcting astigmatism and the C-Vue Advanced toric multifocal lens, will grow over time due to market demographics favoring specialty lenses.

We believe market demographics favoring specialty contact lenses will continue to drive our revenue and earnings. In January 2011, we launched our new C-VUE Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. They are completely customizable, and feature a risk-free trial program.

A significant portion of our net income is derived from our exclusive license with Bausch & Lomb and such royalty income is a major component of our profitability. However, there can be no assurance, that such royalty income from Bausch & Lomb will grow or that Bausch & Lomb will continue to sell products in the future utilizing our technology.

The contact lens market is highly competitive.  We compete with industry leaders, such as Vistakon, Inc. a unit of Johnson and Johnson Vision Care, Inc., Bausch & Lomb, Ciba Vision Corporation, a division of Novartis AG, and Cooper Vision, Inc. a unit of Cooper Vision Companies, Inc.  Our ability to compete successfully is dependent in part on eye care professionals’ perceptions of product quality, product development, technical innovation, and price.

We have a supply agreement with one supplier for the manufacture of our molded C-Vue multifocal lens, which accounted for approximately 53% of our fiscal 2011 sales.  The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurances that it will continue to do so.

2011 Fiscal Year Highlights

•

Earnings per share increased 46% to $0.63 from $0.43 in 2010.

•

Paid an annual dividend of $0.315 per share, a dividend yield of 10.8% based on the year-end closing price of $2.91. In August 2011, we declared our 20th consecutive quarterly dividend, at an annual rate of $0.18 per share, a dividend yield of 6.2% based on the year-end closing price.

•

In January 2011, we launched our new C-VUE Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement.

•

In March 2011, we amended our term loan facility to improve our cash flow, by reducing our minimum monthly principal payments, and redefining certain financial covenants and restrictions on dividend payments.

•

In April 2011, we entered into a seven-year capital equipment credit facility for up to $500,000, for the purchase of manufacturing equipment for additional production capacity and efficiencies.

•

In May 2011 we joined the VisionWeb network of suppliers. This strategic partnership with the premier provider of technology services to the optical industry gives our customers the ability to browse, place and track their C-Vue disposable contact lens orders, online through the VisionWeb portal.

Results of Operations

The following table sets forth, for the fiscal years ended June 30, 2011, 2010 and 2009, certain data derived from our Consolidated Statements of Income and certain of such data expressed as a percentage of total revenues:

	2011		2010		2009
	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues	8,779,356	100.0	9,194,190	100.0	9,598,209	100.0
Operating costs and expenses	6,240,293	71.1	6,504,701	70.7	6,540,010	68.1
Operating income	2,539,063	28.9	2,689,489	29.3	3,058,199	31.9
Other non-operating items	(301,084)	(3.4)	(175,592)	(1.9)	(57,020)	(0.6)
Income before income tax expense	2,237,979	25.5	2,513,897	27.4	3,001,179	31.3

The following table sets forth, for the fiscal years ended June 30, 2011, 2010 and 2009, certain data derived from our Consolidated Statements of Income certain of such data expressed as a percentage of sales:

	2011		2010		2009
	$	% of Sales	$	% of Sales	$	% of Sales
Sales	6,077,032	100.0	6,217,245	100.0	6,724,181	100.0
Cost of sales	3,397,073	55.9	3,608,608	58.0	3,622,539	53.9
Sales and marketing	1,487,511	24.5	1,480,613	23.8	1,539,345	22.9
Administration	1,279,775	21.1	1,336,246	21.5	1,294,229	19.2
Research and development	75,934	1.2	79,234	1.3	83,897	1.2

Fiscal 2011 Compared to Fiscal 2010

During the fiscal year ended June 30, 2011 (the “Current Year”), we earned income before tax of $2,237,979 compared to income before tax of $2,513,897 in the fiscal year ended June 30, 2010 (the “2010 Year”).  The decrease in income before tax during the Current Year of $275,918 was due to (i) a decrease in royalty income received from Bausch & Lomb of  $274,621 to $2,702,324 in the Current Year as compared to $2,976,945 in the 2010 Year, (ii) an increase in gross margin of $71,322 primarily from a one-time price correction, offset by lower sales and gross profit (iii) excluding cost of sales, a decrease in expenses of  $52,873 (as described below) and (iv) an increase in other items primarily interest expense, and other income of $125,492. After recording income tax expense of $746,205, we had net income of $1,491,774, or $0.63 per diluted share for the Current Year.  In comparison, in the 2010 Year we had net income of $1,548,397 or $0.43 per diluted share after recording income tax expense of $965,500. The improvement in income per diluted share primarily reflects the repurchase of our former majority shareholder’s shares in January 2010, and the consequent decrease in the number of our diluted shares outstanding.

Sales during the Current Year were $6,077,032, a decrease of $140,213 (2.3%), from sales of $6,217,245 during the 2010 Year.  The disposable lens category decreased 6.9%, as sales of our best selling lens, the C-Vue disposable multifocal, were affected by economic conditions in the U.S. as well as increased competition from competitors’ new product offerings and rebate programs. Our custom soft lens category increased 20.2%. The launch last year of the new C-Vue Advanced Toric Multifocal with free trial lenses went slower than expected, but we are now seeing sales improvement in this category from the continued conversion of the free trial lenses into revenue generating boxes of monthly replacement lenses and from the launch in January 2011of our new C-VUE Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. Our gas permeable lens category decreased by 8.3%, due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased by 7.2% due to economic conditions and the expected decline in product lines that are nearing the end of their life cycle.

Gross margin increased 2.1% to 44.1% in the Current Year compared to 42.0% in the 2010 Year, due primarily to a one-time price correction covering mostly current and some prior year purchases from one of our vendors. This was partially offset by lower sales, sales mix changes from higher margin products and the maturation of the C-Vue Advanced Toric Multifocal free trial program launched at the end of the first quarter last year. Gross margin without the one-time price correction would have been approximately 40%.

Our operating expenses (excluding cost of sales) decreased during the Current Year by $52,873 as compared to the 2010 Year, due primarily to decreases in administrative expenses and research and development.  Administrative expenses decreased by $56,471 primarily due to the non-recurrence of one-time 2010 Year expenses of approximately $71,000 associated with our annual meeting and migration from Canada to Delaware and approximately $39,000 of stock compensation expenses compared to approximately $20,000 in annual meeting expenses in the Current Year. In addition, the Current Year includes approximately $20,000 of additional professional fees for filing and income tax related expenses. Sales and marketing expenses increased

$6,898 primarily due to higher travel expenses offset partially by lower advertising spending. Research and development expenses decreased $3,300during the Current Year compared to the 2010 Year.

In the Current Year and the 2010 Year we recorded net income tax expense of $746,205 and $965,500, respectively. We record income tax at the statutory rates, and previously only paid alternative minimum tax of approximately 2% due to the utilization of tax loss carry-forwards. During the second quarter of the 2010 Year, utilization of tax loss carry-forwards were exhausted, and income taxes payable have been recorded since then. The effective tax rate for the Current Year was 33.3% compared to 38.4% in the 2010 Year.

Fiscal 2010 Compared to Fiscal 2009

Sales during the 2010 Year were $6,217,245, a decrease of $506,936 (7.5%), from sales of $6,724,181 during the fiscal year ended June 30, 2009 (the “2009 Year”).  The disposable lens category decreased 1.3%, as sales of our best selling lens, the C-Vue disposable multifocal, was adversely affected by current economic conditions in the U.S. as well as new product offerings and rebate programs of our competitors, primarily in the third quarter. Our custom soft lens category decreased 8.6%, reflecting a decrease in the sales of our traditional toric multifocal lenses, but primarily due to the launch of our C-Vue Advanced Toric Multifocal lens.  This new product offering features the provision of free trial lenses to practitioners which delays revenue recognition until the contact lens fit is finalized for a patient and lenses are ordered. This conversion has been slower then expected, but we see sales improvement in this category as more practitioners convert trial fits to lens sales. Our gas permeable lens category decreased by 7.1%, despite additional sales from our acquisition in December 2008 of the Aero Contact Lens brands. Our gas permeable segment sales change for the Current Year excluding the Aero Contact Lens sales was down approximately 12% compared to the 2009 Year, due to a continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased by 30.3% due to current economic conditions and the expected decline in product lines that are nearing the end of their life cycle.  This is also reflected fewer low vision product line sales to our exclusive distributor which accounted for approximately 5% of the decrease.

Gross margin decreased to 42% in the 2010 Year compared to 46.1% in the 2009 Year due primarily to lower sales and sales mix changes in higher margin products and the new C-VUE Advanced Toric Multifocal free trial program launched during the first quarter of the 2010 Year.

Our operating expenses (excluding cost of sales) decreased during the 2010 Year by $21,377, as compared to the 2009 Year, due to decreases in research and development and sales and marketing expenses offset in part by an increase in administrative expenses.  Research and development expenses decreased $4,662 due primarily to lower charges for consulting services, and sales and marketing expenses decreased $58,732 primarily due to lower advertising spending and lower sales commissions due to decreased sales.  Administrative expenses increased $42,017 due primarily to one-time expenses associated with the Company’s migration from Canada to Delaware of approximately $71,000 in the third quarter and to stock compensation expenses of approximately $39,000, offset by lower supplies spending and lower payroll and related expenses during the 2010 Year.

During the 2010 Year, we earned income before tax of $2,513,897 compared to income before tax of $3,001,179 in the 2009 Year.  The decrease of $487,282 was primarily due to a decrease in gross profit of $493,005, offset in part by (i) an increase in royalty income under the license agreement with Bausch & Lomb of $102,917 to $2,976,945 in the 2010 Year as compared to $2,874,028 in the 2009 Year and (ii) a decrease in expenses of $21,377 as described above, and an increase in other items including interest expense and other income of $118,572. After recording income tax expense of $965,500, we had net income of $1,548,397, or $0.43 per diluted share for the 2010 Year.  In comparison, in the 2009 Year we had net income of $1,870,127 or $0.41 per diluted share after recording income tax expense of $1,131,052.

In the 2010 Year and the 2009 Year we recorded net income tax expense of $965,500 and $1,131,052, respectively. The income tax expense is the result of a reduction in the deferred income tax asset due to offsetting the 2010 Year’s taxable income with the recognition of income tax loss carryforwards. During the second quarter of the 2010 Year, utilization of tax loss carry-forwards were exhausted, and income taxes payable have been recorded since then. The effective tax rate for the 2010 Year was 38.4% compared to 37.7% in the 2009 Year.

Liquidity and Capital Resources

Cash and cash equivalents were $601,360 at June 30, 2011, compared to $1,080,540 at June 30, 2010.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize yields.  To attain these objectives, investment limits are placed on the amount, type and issuer.  Investments are principally in bank money market funds.

Cash provided by operations and financing activities has primarily funded our requirements. As of June 30, 2011, the Company had working capital of $1,415,268, representing an increase of $15,454 from our working capital at June 30, 2010. The increase in working capital was principally due to a reduction in the current term loan payable in accordance with the March 31, 2011 term loan amendment, offset by a decrease in cash.

During the Current Year, we generated $1,506,743 positive cash from operations, representing a decrease of $1,129,232 from the $2,635,975 generated during the 2010 Year.  Total capital additions were $437,585 and cash used for these additions was $157,587 during the Current Year primarily for manufacturing equipment and leasehold improvements at the headquarters office, an increase of $406,005 from the 2010 Year.

We estimate that capital expenditures for property, plant and equipment and other assets will approximate $300,000 in fiscal year 2012.

The following is a summary of the change in our cash and cash equivalents:

	June 30,
	2011	2010
Net cash provided by operating activities	$1,506,743	$2,635,975
Net cash (used in) provided by investing activities	(157,587)	468,420
Net cash used in financing activities	(1,828,336)	(3,200,861)

Net decrease in cash and cash equivalents	$(479,180)	$(96,466)

Operating Activities

Current Year net cash provided by operating activities decreased $1,129,232 to $1,506,743 compared to $2,635,975 in the 2010 Year.  The decrease is primarily attributable to changes in working capital items and a decrease in earnings and deferred tax expense.  For the Current Year, we used $364,111 in cash flow for working capital items, primarily due to increases in royalty and other receivables. In the 2010 Year, working capital provided by operating activities decreased $565,048 to $2,635,975 compared to $3,201,023 in the 2009 Year.  For the 2010 Year we generated $347,498 in cash flow from working capital improvements, primarily through inventory and receivables management.  These working capital improvements were partially offset by the lower net earnings and deferred tax expense.

Cash provided by operations is the principal source of funds for expansion, acquisitions, capital expenditures, income taxes and dividends to stockholders.  In the fourth quarter of the Current Year, we also reduced our term loan principal payments from $100,000 to $54,762 and supplemented our cash through borrowings under a new capital equipment facility. Cash income taxes paid during the Current Year were $672,502 compared to $429,100 in the 2010 Year, due primarily to the exhaustion of the utilization of tax loss carry-forwards in the 2010 Year.

Investing Activities

In the 2009 Year we invested our excess cash in 9-month risk free certificates of deposit. Excluding the effect of the redemption of these certificates of deposit of $500,000 in the 2010 Year, net cash used in investing activities in the Current Year increased $126,007 to $157,587, compared to $31,580 in the 2010 Year. Net cash used in the Current Year for the purchase of these capital additions, was primarily for manufacturing equipment and leasehold improvements at our headquarters office. In the 2010 Year, excluding the redemption of the certificates of deposit, net cash used in investing activities decreased $84,761 to $31,580 compared to $116,341 in the 2009 Year. Such net cash used in the 2010 Year for the purchase of property, plant and equipment of $31,580 was primarily for machinery, office equipment and improvements to the headquarters office.

Financing Activities

Current Year net cash used in financing activities decreased $1,372,525 to $1,828,336 compared to $3,200,861 in the 2010 Year. Financing activities during the Current Year consisted primarily of repayments under our term loan facility of $1,064,286 compared to $500,000 in the 2010 Year and payments of $746,346 for dividends to our shareholders compared to $1,245,612 of dividends paid in the 2010 Year. The decrease in dividend payments of $499,266 was due to the decrease in our  shares outstanding after our stock repurchase in January 2010 (see below) and a 50% dividend reduction in the second half of the Current Year, as called for in the March 2011 amendment of the terms of our term loan facility described below.

In April, 2011, we borrowed $279,998 under a new seven-year $500,000 capital equipment credit facility, for the purchase of manufacturing equipment.

In March, 2011, we entered into an amendment of our term loan facility, which improved our cash flow by reducing our minimum monthly principal payment from $100,000 to $54,762, and our quarterly dividend payment from $0.09 to $0.045 per common share.

In August 2010, we entered into an interest rate swap agreement which effectively converted our floating interest rate debt under the term loan of LIBOR plus 3.75% with a minimum interest rate of 4.75%, to a fixed rate of 5.16% which is currently 5.66% after the recent term loan facility amendment (See Note 6, Line of Credit and Term Note, to our Consolidated Financial Statements included in this Annual Report).

2010 Year net cash used in financing activities increased $197,389 to $3,200,861, compared to $3,003,472 in the 2009 Year. The increase was primarily from our repurchase of common stock  from Uniinvest using  $7,402,948 offset by the related financing and financing costs of $5,932,174 (see below) which was also offset by term loan repayments of $500,000 and lower common stock cash dividends paid of $1,245,612 due to fewer shares outstanding after the stock repurchase. Net cash used in financing activities in the prior year used cash of $3,003,472 for the payment of dividends.

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

At the end of the Current Year we had a stockholders’ deficit of $1,635,954, representing a decrease of $716,221 compared to $ 2,352,175 at the end of the 2010 Year.  The decrease in stockholders’ deficit was primarily due to lower income before income taxes of $2,237,979 (primarily from royalty income) offset by, lower income taxes of $746,205, and smaller cash dividend payments totaling $746,346.

During the Current Year we paid a total of $746,346 in regular quarterly common stock dividends.  The Company funded the 2010 share repurchase with a draw of $6 million against the term loan facility which, as of the end of the Current Year, had been paid down to $4.4 million.

Off Balance Sheet Arrangements and Other

None.

Contractual Obligations

The following table contains a summary of our obligations and commitments to make future payments under contracts, including debt, lease and purchase agreements as of June 30, 2011.  Amounts set forth below are expressed in U.S. dollars.

	Payments due by period
Contractual Obligations:	Total	Less than 1 yr	1-3 yrs	3-5 yrs	More than 5 yrs
Long-Term Debt	$4,435,714	$792,858	$1,314,288	$2,328,568	$0
Capital Equipment	279,998	28,718	86,154	86,154	78,972
Operating Lease	454,794	237,697	217,097	0	0
Purchase Obligations	197,235	197,235	0	0	0
Other	0	0	0	0	0
Total	$5,367,741	$1,256,508	$1,617,539	$2,414,722	$78,972

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

Our total reserve for estimated inventory obsolescence covered by this critical accounting policy was $17,381 as of June 30, 2011. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for estimated inventory obsolescence, it is possible that actual results could differ.

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

Allowance for Doubtful Accounts and Returns

We record an allowance for doubtful accounts to allow for any amounts that may not be recoverable. This is based on an analysis of our prior collection experience, customer credit worthiness, and current economic trends.  Also included with this allowance is an amount for product returns. This is based on an analysis of our history of credit memos issued. Our total allowance for doubtful accounts and product returns covered by this critical accounting policy was $129,644 as of June 30, 2011. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for allowance for doubtful accounts and product returns, it is possible that actual results could differ.

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

In August 2010, we entered into an interest rate swap agreement to manage our cash flow exposure to interest rate changes. We did not enter into this type of financial instrument for trading or speculative purposes.  The swap effectively converts the Company’s variable rate debt of LIBOR plus 3.75% to a fixed rate of 5.16% (currently 5.66%).

 (b)

Qualitative Information About Market Risk

Our financial statements are reported in U.S. Dollars, the same as the currency of our operating subsidiary, Unilens Corp. USA and it’s subsidiary Unilens Vision Sciences, Inc. On and effective April 1, 2010, we completed a change in domicile from British Columbia, Canada, to the State of Delaware.  Prior to April 1, 2010, the effects of exchange rate fluctuations related to the US dollar were limited to the assets and liabilities related to our administrative office.

ITEM 8.

                CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements of

UNILENS VISION INC.

At June 30, 2011 and 2010 and

Years ended June 30, 2011, 2010 and 2009

Report date – September 28, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unilens Vision Inc.

We have audited the accompanying consolidated balance sheets of Unilens Vision Inc. as of June 30, 2011 and 2010 and the related consolidated statements of income, stockholders’ (deficit) equity, and cash flows for the years ended June 30, 2011, 2010 and 2009.  These consolidated financial statements are the responsibility of the management of Unilens Vision Inc.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unilens Vision Inc. as of June 30, 2011 and 2010 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Pender Newkirk & Company LLP

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

September 28, 2011

UNILENS VISION INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS AT JUNE 30

	2011	2010
ASSETS
Current
Cash and cash equivalents	$601,360	$1,080,540
Accounts receivable, net of allowance of $129,644 and $217,820, respectively	844,200	876,033
Royalties and other receivables	1,028,873	744,989
Inventories (Note 3)	678,674	679,024
Prepaid expenses	31,951	62,528
Income taxes receivable	52,200	-
Deferred loan costs - current	19,443	14,916
Deferred tax asset - current (Note 12)	153,500	361,400
Total current assets	3,410,201	3,819,430
Property, plant, and equipment, net (Note 4)	549,472	248,578
Deferred loan costs	49,640	52,910
Other assets	210,252	143,120
Deferred tax asset (Note 12)	187,696	203,300
Total assets	$4,407,261	$4,467,338
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable	$420,862	$384,308
Accrued wages and employee benefits	272,771	271,752
Deferred income	420,850	359,194
Income taxes payable	-	115,697
Other accrued liabilities	58,874	88,665
Notes payable - current	821,576	1,200,000
Total current liabilities	1,994,933	2,419,616
Fair value interest rate swap	48,093	-
Accrued wages and employee benefits	106,053	99,897
Notes payable - long-term	3,894,136	4,300,000
Total liabilities	6,043,215	6,819,513
Commitments (Note 7)
Stockholders' equity (deficit)
Capital stock (Note 8)
Preferred shares, par value $0.001 per share; 3,000,000 shares authorized; no shares issued	-	-
and outstanding
Common shares, par value $0.001 per share; 30,000,000 shares authorized; shares issued	2,369	2,369
and outstanding 2,369,354, respectively
Additional paid-in capital	20,286,663	20,285,873
Accumulated other comprehensive loss, net of tax	(29,997)	-
Deficit	(21,894,989)	(22,640,417)
Total stockholders' (deficit) equity	(1,635,954)	(2,352,175)
Total liabilities and stockholders' (deficit) equity	$4,407,261	$4,467,338

The accompanying notes are an integral part of these consolidated financial statements.

UNILENS VISION INC.

CONSOLIDATED STATEMENTS OF INCOME

(Expressed in U.S. Dollars)

YEAR ENDED JUNE 30	2011	2010	2009
Revenues:
Sales	$6,077,032	$6,217,245	$6,724,181
Royalty income (Note 5)	2,702,324	2,976,945	2,874,028
Total revenue	8,779,356	9,194,190	9,598,209
Operating costs and expenses:
Cost of sales	3,397,073	3,608,608	3,622,539
Administration	1,279,775	1,336,246	1,294,229
Research and development	75,934	79,234	83,897
Sales and marketing	1,487,511	1,480,613	1,539,345
Total operating costs and expenses	6,240,293	6,504,701	6,540,010
Operating income	2,539,063	2,689,489	3,058,199
Other non-operating items:
Other expense	(20,314)	(47,951)	(56,967)
Remeasurement loss	-	(1,620)	(6,060)
Interest income	1,445	7,409	6,007
Interest expense	(282,215)	(133,430)	-
Total other non-operating items	(301,084)	(175,592)	(57,020)
Income before income tax expense	2,237,979	2,513,897	3,001,179
Income tax expense (Note 12)	746,205	965,500	1,131,052
Net income for the year	$1,491,774	$1,548,397	$1,870,127
Net income per common share:
Basic	$0.63	$0.43	$0.41
Diluted	$0.63	$0.43	$0.41
Weighted average number of common shares outstanding:
Basic	2,369,354	3,588,916	4,550,715
Effect of dilutive options	-	3,127	5,463
Diluted	2,369,354	3,592,043	4,556,178

The accompanying notes are an integral part of these consolidated financial statements.

UNILENS VISION INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Expressed in U.S. Dollars)

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Deficit	Accumulated other comprehensive loss, net of tax	Total
Balance, June 30, 2008	4,550,715	$4,551	$27,632,000	$(21,809,857)		$5,826,694
Common stock cash dividends paid				(3,003,472)		(3,003,472)
Income for the year				1,870,127		1,870,127
Balance, June 30, 2009	4,550,715	4,551	27,632,000	(22,943,202)		4,693,349
Common stock issued for cash from exercise of stock options at $2.07 per share in January 2010	7,500	7	15,518			15,525
Common stock repurchased for cash at $3.15 per share plus expenses in January 2010	(2,188,861)	(2,189)	(7,400,759)			(7,402,948)
Common stock cash dividends paid				(1,245,612)		(1,245,612)
Stock based compensation			39,114			39,114
Income for the year				1,548,397		1,548,397
Balance, June 30, 2010	2,369,354	2,369	20,285,873	(22,640,417)		(2,352,175)
Common stock cash dividends paid				(746,346)		(746,346)
Stock based compensation			790			790
Accumulated other comprehensive loss, net of deferred tax					$(29,997)	(29,997)
Income for the year				1,491,774		1,491,774
Balance, June 30, 2011	2,369,354	$2,369	$20,286,663	$(21,894,989)	$(29,997)	$(1,635,954)

The accompanying notes are an integral part of these consolidated financial statements.

UNILENS VISION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEAR ENDED JUNE 30	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Income for the year	$1,491,774	$1,548,397	$1,870,127
Items not affecting cash:
Depreciation and amortization	136,690	161,849	179,310
Deferred tax expense	241,600	421,800	1,080,300
Remeasurement gain	-	1,620	6,060
Stock based compensation	790	39,114	-
Change in working capital items (Note 9)	(364,111)	463,195	65,226
Net cash provided by operating activities	1,506,743	2,635,975	3,201,023
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	-	-	(500,000)
Redemption of certificates of deposit	-	500,000	-
Purchase of property, plant and equipment and other assets	(157,587)	(31,580)	(116,341)
Net cash (used in) provided by investing activities	(157,587)	468,420	(616,341)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under term loan	-	6,000,000	-
Loan financing costs	(17,704)	(67,826)	-
Repayment of borrowings under term loan	(1,064,286)	(500,000)	-
Common stock issued for cash from exercise of stock options	-	15,525	-
Common stock repurchased	-	(7,402,948)	-
Common stock dividends paid	(746,346)	(1,245,612)	(3,003,472)
Net cash used in financing activities	(1,828,336)	(3,200,861)	(3,003,472)
Change in cash and cash equivalents during the year	(479,180)	(96,466)	(418,790)
Effect of exchange rate changes on cash and cash equivalents	-	(1,620)	(6,060)
Cash and cash equivalents, beginning of year	1,080,540	1,178,626	1,603,476
Cash and cash equivalents, end of year	$601,360	$1,080,540	$1,178,626
Supplemental cash flow disclosure information
Noncash investing and financing activities
Change in fair value of interest rate swap	$(48,093)	$-	$-
Capital equipment under credit facility	$279,998	$-	$-
Cash paid during the year for interest	$260,090	$115,531	$-
Cash paid during the year for income taxes	$672,502	$429,100	$50,752

Supplemental disclosure with respect to cash flows (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

UNILENS VISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

JUNE 30, 2011

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

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, accounts receivable, royalties and other receivables, accounts payable, notes payable and accrued liabilities.  Unless otherwise noted, it is management’s opinion that the Company is not exposed except for variable rates on notes payable to significant interest, currency or credit risks arising from these financial instruments. On August 6, 2010, the Company entered into an interest rate swap agreement to fix the rates on its term note. Under the interest rate swap agreement for the term note, we receive or make payments on a monthly basis, based on the differential between 5.66% and LIBOR plus 4.25% (Note 6). Due to their short maturities, the fair value of these financial instruments approximates their carrying values, unless otherwise noted. The carrying amount and estimated fair value of long-term notes payable was $3,894,136 and $3,894,136, respectively as of June 30, 2011. The fair value of long-term notes payable was estimated based on rates currently offered to the Company for debt with similar terms and maturities. There were no outstanding investments in derivative financial instruments as of June 30, 2011 and 2010.

UNILENS VISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in U.S. Dollars)

JUNE 30, 2011

Cash and cash equivalents

Cash and cash equivalents include short-term, highly liquid investments that are both readily convertible to known amounts of cash and whose original maturity is three months or less when purchased.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at June 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. There was no interest bearing amounts in excess of federally insured limits at June 30, 2011.

Accounts receivable

Accounts receivable consist of amounts due from contact lens sales to customers.  The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends.  Also included in this allowance is an amount for product returns, based on an analysis of the Company’s history of credit memos issued. Based on management’s review of accounts receivable, an allowance for doubtful accounts and product returns of $129,644 and $217,820 at June 30, 2011 and 2010, respectively, is considered adequate. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables.

Inventories

Inventories are carried at the lower of cost or market. Cost is determined on the first-in, first out basis. The Company provides reserves for inventory that management believes to be obsoletge or slow moving.

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

Long-lived assets that are subject to depreciation and amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.  During the years ended June 30, 2011 and 2010, the Company determined that its property, plant and equipment were not impaired.

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

UNILENS VISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in U.S. Dollars)

JUNE 30, 2011

Royalty income

The Company recognizes royalty income at the end of each quarter based on the net sales of licensed products sold during the quarter, which is provided by the licensee, times the royalty rate.

Shipping and handling

The Company records amounts billed to customers for shipping and handling costs as sales revenue.  Costs incurred by the Company for shipping and handling are included in cost of sales.

Advertising costs

The Company expenses advertising costs when incurred. Advertising expense was $247,740, $252,606 and $268,853 for the years ended June 30, 2011, 2010 and 2009, respectively; there were no advertising costs that met the criteria for capitalization.

Research and development costs

Research and development costs are expensed as incurred. The amounts charged to operations during the years ended June 30, 2011, 2010 and 2009 were $75,934, $79,234 and $83,897, respectively.

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

Stock-based compensation and stock options

Stock-based payments are recorded using the fair value method of accounting for stock options.  Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. There was $790 and $39,114 of stock compensation expense attributable to stock options charged against income for the years ended June 30, 2011 and 2010. There was no compensation expense attributable to stock options charged against income for the year ended June 30, 2009 since no options were granted during that year, and all options outstanding at the beginning of the year was fully vested.

Income taxes

Taxes on income are provided in accordance with US GAAP. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities, in addition to the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

UNILENS VISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in U.S. Dollars)

JUNE 30, 2011

Accounting for uncertainty in income taxes is determined based on US GAAP, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. US GAAP also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. As of June 30, 2011, the Company had no uncertain tax positions that require disclosure or accrual. The tax returns for the 2006 through 2011 tax years are still open for examination by the Internal Revenue Service.

Recent accounting pronouncements adopted

In June 2011, the FASB issued ASC Update No. 2011-05, “Comprehensive Income” (Topic 220) Presentation of Comprehensive Income (Update No. 2011-05). This update gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is effective for public companies fiscal years and interim periods beginning after December 15, 2011 and should be applied retrospectively. The Company does not expect the adoption of ASC Update No. 2011-05 will have a material impact on its financial position or results of operations.

Other recent pronouncements issued by the FASB, the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.

INVENTORIES

	2011	2010
Raw materials	$ 273,526	$ 270,388
Work in progress	32,492	26,685
Finished goods	390,037	406,091
	696,055	703,164
Less allowance for obsolescence	17,381	24,140
	$ 678,674	$ 679,024

All inventories are pledged as collateral on loans (Note 6)

4.

PROPERTY, PLANT AND EQUIPMENT

		2011			2010
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Plant and equipment	$ 4,586,467	$ 4,424,225	$ 162,242	$ 4,665,800	$ 4,567,054	$ 98,746
Office equipment	474,628	424,834	49,794	484,555	383,553	101,002
Leasehold improvements	304,839	258,738	46,101	313,406	264,576	48,830
Machinery under construction	291,335	-	291,335	-	-	-
	$ 5,657,269	$ 5,107,797	$ 549,472	$ 5,463,761	$ 5,215,183	$ 248,578

Depreciation expense of property, plant and equipment was $136,690, $161,849 and $179,310 during 2011, 2010 and 2009, respectively.  All property, plant and equipment are pledged as collateral on loans (Note 6).

UNILENS VISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in U.S. Dollars)

JUNE 30, 2011

5.

ROYALTY AGREEMENT

On October 26, 2001, Bausch & Lomb licensed the exclusive worldwide rights to the Company’s multi-focal soft contact lens design.  Under the terms of the agreement, Bausch & Lomb manufactures, and markets a cast-molded multi-focal soft contact lens using the Company’s technology.  For this, Bausch & Lomb will pay the Company a royalty ranging from two to five percent of the product’s worldwide net sales for as long as they manufacture and sell products utilizing the technology.  During the years ended June 30, 2011, 2010 and 2009, the Company recorded $2,702,324, $2,976,945 and $2,874,028, respectively, in Bausch & Lomb royalty revenues. The principal United States patent related to this license is pledged as collateral on loans (Note 6).

6.           LINE OF CREDIT AND TERM NOTE

On November 9, 2009, the Company closed on a $6,900,000 5-year term loan facility and a new $1,500,000 line of credit with Regions Bank. The term loan facility, which had a six-month advance period, was entered into to fund the Stock Purchase Agreement (See Note 8) and the new line of credit replaced the previous line of credit.

On March 31, 2011, the Company entered into an amendment to the term loan facility, which reduced the minimum monthly principal payment from $100,000 to $54,762, plus accrued interest and retained the January 2015 expiration date, at which time a final balloon payment will be due. In addition, quarterly principal payments (not to exceed the original $100,000 monthly amortization in the aggregate) are payable to the extent the cash flow is in excess of certain specified amounts. The amendment, also redefined certain financial covenants and restrictions on the amount of cash dividend payments. The term loan bears interest at a floating rate of 30-day LIBOR plus 4.25% or 3.75% depending on whether the Company’s fixed charge coverage ratio is less than 1.75-to-1 or equal to or greater than 1.75-to-1, with a minimum interest rate of 4.75%.

The line of credit bears interest at a floating rate of 30-day LIBOR plus 3.25% or 3.75% depending on whether the ratio of the Company’s funded debt to its EBITDA is less than 1-to-1 or equal to or greater than 1-to-1, with a minimum interest rate of 4.75%. The maximum borrowings at any time, may not exceed the lesser of (i) $1,500,000 or (ii) a sum equal to 80% of Qualified Accounts Receivables plus 50% of Qualified Inventory. The line of credit expired in November 2010, and was extended to November 2011, using one of the two one-year term extension options. The Company expects to extend the line of credit again in November 2012.

On April 15, 2011, the Company entered into a seven-year capital equipment credit facility for up to $500,000. The capital equipment credit facility bears interest at a floating rate of 30-day LIBOR plus 3.85%. The Company will pay interest only for the initial 6 months from closing, then principal plus accrued interest on a 78 month amortization schedule. This capital equipment financing was put in place for the purchase of manufacturing equipment for additional production capacity and efficiencies. On April 19, 2011 the Company funded the purchase of the manufacturing equipment with a draw of $279,998 under the equipment credit facility.

The required principal payments under term loan and capital equipment credit facilities over the next five years and thereafter are as follows:

UNILENS VISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in U.S. Dollars)

JUNE 30, 2011

Year ended June 30,	Term loan principal payments	Capital equipment principal payments	Total principal payments
2012	$ 792,858	$ 28,718	$ 821,576
2013	657,144	43,077	700,221
2014	657,144	43,077	700,221
2015	2,328,568	43,077	2,371,645
2016	-	43,077	43,077
2017 and after	-	78,972	78,972
Total notes payable	4 ,435,714	279,998	4,715,712
Less: current maturities	792,858	28,718	821,576
Notes payable long-term	$ 3,642,856	$ 251,280	$ 3,894,136

The term loan and the line of credit are secured by a security interest in favor of Regions Bank in our inventory, accounts receivable, general intangibles, cash and principal United States patent. Under the term loan facility, the line of credit and the capital equipment facility, the Company is required to meet customary covenants regarding, among other things, the maintenance of specified cash flow leverage and fixed charge coverage ratios and the requirement of lender consent for significant transactions such as mergers, acquisitions, dispositions and other financings.

The Company was in compliance with all financial covenants and had outstanding balances on the term loan and the capital equipment facility of $4,435,714, and $279,998, respectively and no outstanding balance on the line of credit at June 30, 2011.

On August 6, 2010, the Company entered into an interest rate swap agreement facilitated by Regions Bank to manage cash flow exposure to interest rate changes with a notional amount of $5,300,000 which is scheduled to mature in January 2015. The Company does not enter into this type of financial instrument for trading or speculative purposes. The swap effectively converts the variable rate debt under the term loan as amended on March 31, 2011 of LIBOR plus 4.25% (previously 3.75%) with a minimum interest rate of 4.75%, to a fixed rate of 5.66% (previously 5.16%), without exchanging the notional principal amount. This agreement was designed as a cash flow hedge and is reflected at fair value in the condensed consolidated balance sheet as a component of total liabilities, and the related gains or losses are deferred in stockholders’ equity as a component of accumulated other comprehensive income or loss.

If in the future the interest rate swap agreement is determined to be ineffective or is terminated before the contractual termination date, or if it becomes probable that the hedged variable cash flows associated with the variable rate borrowing would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive income (loss).

7.

OPERATING LEASES

The Company leases through Unilens Corp. USA, a combined office and manufacturing facility in Largo, Florida and a sales office in Clearwater, Florida.

During the fourth quarter of fiscal year 2008, the Company negotiated a new Largo lease agreement. Effective July 1, 2008 the five-year lease agreement, called for approximate monthly rental payments of $16,276, and provided for escalation of rental payments in years four and five. The lease term is through June 30, 2013 with a five-year option. If there is a change of control of the Company after June 30, 2010, the lease can be terminated by the Company with four and one half months written notice, and under certain conditions maybe subject to three months liquidating damages.

UNILENS VISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in U.S. Dollars)

JUNE 30, 2011

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

Rent expense under all operating leases was approximately $228,000, $229,000 and $240,000 for the years ended June 30, 2011, 2010 and 2009, respectively.

Minimum future lease payments under operating leases, which have an initial or remaining non-cancelable lease term in excess of one year, over the next five years and thereafter are approximately as follows:

Year ended June 30,	Operating leases
2012	$ 237,697
2013	217,097
2014	-
2015	-
2016	-
Total	$ 454,794

8.

CAPITAL STOCK AND SUBSEQUENT EVENTS

On January 1, 2010 the Company issued 7,500 common shares on exercise of employee stock options at an exercise price of $2.07 per share raising gross proceeds of $15,525.

On January 20, 2010, the Company completed a Stock Purchase Agreement, where-by 2,188,861 shares of its common stock, representing approximately 48% of its outstanding shares were repurchased from its largest shareholder Uniinvest Holding AG in Liquidation for an aggregate purchase price of $6,894,912 or $3.15 per share.

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

UNILENS VISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in U.S. Dollars)

JUNE 30, 2011

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

Fiscal Year	Special Dividend	Quarterly Dividend	Total Dividend
2007	$0.250	$0.225	$0.475
2008	$0.300	$0.360	$0.660
2009	$0.300	$0.360	$0.660
2010	$0.000	$0.360	$0.360
2011	$0.000	$0.315	$0.315

On August 1, 2011 the Board of Directors declared the fiscal year 2012 first quarter cash dividend of $0.045 per share, payable August 26, 2011 to shareholders of record on August 12, 2011.

The amount of future dividends will depend on earnings, cash flow, and all other aspects of our business as determined and declared by the Board of Directors, as well as dividend payment restrictions under our term loan facility, which became effective in the last quarter of fiscal 2011 as a result of the changes to our credit facility discussed above.

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

At the annual general meeting held on March 25, 2010, the shareholders approved the Unilens’ Incentive Stock Option Plan. The initial maximum number of shares available for option grants under the adopted Stock Option Plan is 236,935.

The following table describes the number and the exercise price of options that have been granted, exercised, or cancelled under the Incentive Stock Option Plan-2006 and the current Incentive Stock Option Plan during the years ended June 30, 2011 and 2010:

UNILENS VISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in U.S. Dollars)

JUNE 30, 2011

	Number of Options	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, June 30, 2009	17,500	$2.07	0.52 Years	$16,275
Exercised	(7,500)	$2.07
Granted
Employees	160,000	$4.83
Consultants	-	-
Sub-total granted	160,000	$4.83
Expired/cancelled	(10,000)	$2.07
Outstanding, June 30, 2010	160,000	$4.83	9.67 Years	$0.00
Exercised	-	-
Granted
Employees	-	-
Consultants	-	-
Sub-total granted	-	-
Expired/cancelled	-	-
Outstanding, June 30, 2011	160,000	$4.83	8.67 Years	$0.00
Options exercisable, June 30, 2011	160,000	$4.83	8.67 Years	$0.00

(1)

The intrinsic value of a stock option is the amount by which the market value (closing price at June 30, 2011, 2010 and June 30, 2009 - $2.95, $4.20 and $3.00) exceeds the exercise price. The aggregate intrinsic value at June 30, 2011 and 2010 is $0.00 since the closing price is less then the exercise price on June 30, 2011 and 2010.

As of June 30, 2011 the Company has 160,000 options outstanding, which expire March 1, 2020, and an additional 76,935 options available for future grants under the existing Incentive Stock Option Plan.

Cash proceeds, tax benefits and intrinsic value related to options exercised during the three years ended June 30, 2011, 2010 and 2009 are provided in the following table:

	2011	2010	2009
Proceeds from stock options exercised	$ 0	$ 15,525	$ 0
Tax benefit related to stock options exercised	$ 0	$ 0	$ 0
Intrinsic value of stock options exercised	$ 0	$ 15,675	$ 0

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

UNILENS VISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in U.S. Dollars)

JUNE 30, 2011

The weighted average assumptions outlined in the table below were utilized in the calculation of compensation expense from option grants in the year ended June 30, 2010. No options were granted during years 2011 and 2009.

Risk free interest rate	0.52%
Expected life	.94 Years
Expected volitility	22%
Expected dividend yield	9.80%
Grant date fair value	$0.25

9.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2011	2010	2009
Cash provided by (used in):
Accounts and royalties and other receivables	$ (252,051)	$ 115,392	$ (90,506)
Inventories	350	170,874	86,457
Prepaid expenses and other assets	(20,107)	(86,272)	(29,603)
Accounts payable and accrued liabilities	75,594	147,504	98,878
Income taxes payable	(167,897)	115,697	-
Change in non-cash working capital items	$ (364,111)	$ 463,195	$ 65,226

During the year ended June 30, 2011 we had capital equipment non-cash investing and financing activity of $279,998. During the years ended June 30, 2010 and 2009 there were no significant non-cash investing or financing activities.

10.

CONCENTRATIONS

Credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables.  The Company places its temporary cash investments with a high credit quality financial institution.  Concentrations of credit risk with respect to uncollateralized trade receivables are limited due to the Company’s large number of customers and their geographic dispersion.  The Company uses an allowance for doubtful accounts on an item-by-item basis to cover any collectability issues.  As a consequence, concentrations of credit risk, which could subject the Company to a loss are limited and are consistent with management’s expectations as reflected in the consolidated financial statements.

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

Volume of business risk

The Company has a supply agreement with one supplier for the manufacture of its molded C-Vue multifocal lens, which accounts for approximately 53%, 59% and 57% of the Company’s annual sales during years 2011, 2010 and 2009 respectively.  The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. The Company has concentrations in the volume of purchases it conducts with this supplier. For the year ended June 30, 2011, purchases from this supplier accounted for approximately 23% of the total cost of goods sold by the Company (2010-20%, 2009-25%).  At June 30, 2011, the Company owed this supplier approximately $179,000 (2010- $110,000). There is no assurance that an alternate supplier can successfully manufacture these lenses to the Company’s specifications, on acceptable terms, or within the constraints of the exclusive license agreement with Bausch & Lomb.

UNILENS VISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in U.S. Dollars)

JUNE 30, 2011

11.

REVENUE INFORMATION

All of our assets and operations are located in the United States in one business segment. Our revenues are derived from royalty income received from our exclusive agreement with Bausch & Lomb for the use of our patented multifocal designs and technology, and from sales from our specialty optical lens business, which manufactures and distributes optical products that use our proprietary design and manufacturing technology. Sales from our specialty optical lens business come from the following lens categories, for the years ended June 30:

	2011	2010	2009
Disposable lenses	$ 3,657,980	$ 3,927,782	$ 3,978,360
Custom soft lenses	1,314,596	1,093,648	1,195,998
Gas permeable lenses	424,504	462,750	498,031
Replacement and other lenses	679,952	733,065	1,051,792
Total sales	$ 6,077,032	$ 6,217,245	$ 6,724,181

12.

INCOME TAXES

A reconciliation of income taxes at the Federal statutory rate to the Company’s effective rate for the years ended June 30, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Statutory expense at the federal rate of 34%	$ 760,913	$ 865,532	$ 1,020,401
State tax expense, net of federal effect	(16,856)	87,398	108,943
Non-deductible (deductible) expenses	(2,148)	12,570	1,708
Increase (decrease) in deferred income tax valuation allowance	-	-	-
	$ 746,205	$ 965,500	$ 1,131,052

Income tax expense for the years ended June 30, 2011, 2010 and 2009 consists of the following:

	2011	2010	2009
Current income taxes	$ 504,605	$ 543,700	$ 50,752
Change in net deferred income taxes	241,600	421,800	1,080,300
	$ 746,205	$ 965,500	$ 1,131,052

The components giving rise to the deferred tax assets for the years ended June 30, 2011 and 2010 is as follows:

UNILENS VISION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Expressed in U.S. Dollars)

JUNE 30, 2011

	2011	2010
Deferred tax assets
Inventory allowance	$ 6,500	$ 9,100
Allowance for bad debt, returns, and allowances	48,800	82,000
Tax depreciation of property, plant & equipment	9,200	40,500
Tax depreciation of intangibles	82,400	125,200
Interest rate swap	18,096	-
Deferred revenue	-	135,200
Other timing differences	138,100	172,700
Loss carry forward – Florida	38,100	-
	341,196	564,700
Valuation allowance	-	-
Net deferred tax asset	341,196	564,700
Less current portion	(153,500)	(361,400)
Long-term portion	$ 187,696	$ 203,300

Subsequent to June 30, 2011, the Company was notified by the State of Florida that it will be examining the Company’s income tax returns for the fiscal years ended 2010, 2009, and 2008.

During the year ended June 30, 2010, the Company moved out of Canada. Accordingly, the deferred tax asset from the Canadian loss carryforwards and its corresponding valuation allowance were removed.

13.

RETIREMENT PLANS

The Company maintains a 401(k) profit-sharing plan that covers substantially all of its employees.  Contributions are made at the Company’s discretion.  For the years ended June 30, 2011, 2010 and 2009, the Company contributed to the plan $84,420, $87,291, and $80,739 respectively.  The Company does not have any liabilities for the plan as of June 30, 2011.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s interest rate swap, which is included as a component of total liabilities in the consolidated balance sheet. The fair value is based on the expected cash flows over the life of the swap from a pricing model using a specific market environment.

	Total as of June 30, 2011	Level 1	Level 2	Level 3
Interest rate swap	$ (48,093)	$ -	$ (48,093)	$ -

The following presents the balances and net changes in the accumulated other comprehensive loss related to the interest rate swap, net of income taxes.

Interest Rate Swap
Balance at June 30, 2010	$-
Net change in fair value of interest rate swap, net of tax of $18,096	(29,997)
Balance at June 30, 2011	$(29,997)

16.

SUBSEQUENT EVENT

In September 2011, the Company entered into a severance compensation agreement with one member of senior management.  This agreement contains terms for which certain benefits are payable upon termination or a change-of-control.

Report of Independent Registered Public Accounting Firm on Schedule

Board of Directors and Stockholders

Unilens Vision Inc.

In connection with our audit of the consolidated financial statements of Unilens Vision Inc. referred to in our report dated September 28, 2011, we have also audited Schedule I for the year ended June 30, 2011.  In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Pender Newkirk & Company LLP

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

September 28, 2011

Unilens Vision Inc.

Schedule I

Valuation and Qualifying Accounts

Years Ended June 30, 2011 and 2010

		Additions
	Balance Beginning of Year	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance End of Year
June 30, 2011

Allowance for doubtful accounts	$167,379	$(7,497)		$(72,410) (1)	$87,472
Allowance for returns	50,441		$455,371 (2)	(463,640)	42,172
Total allowance for doubtful accounts and returns	217,820	(7,497)	455,371	(536,050)	129,644
Allowance for inventory	24,140			(6,759) (3)	17,381
Total	$241,960	$(7,497)	$455,371	$(542,809)	$147,025

June 30, 2010

Allowance for doubtful accounts	$193,844	$16,195		$(42,660) (1)	$167,379
Allowance for returns	84,186		$689,149 (2)	(722,894)	50,441
Total allowance for doubtful accounts and returns	278,030	16,195	689,149	(765,554)	217,820
Allowance for inventory	41,211			(17,071) (3)	24,140
Total	$319,241	$16,195	$689,149	$(782,625)	$241,960

(1)	Uncollected receivables written-off, net of recoveries
(2)	Returned product, offset to sales
(3)	Obsolete inventory written-off

ITEM 9.

            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.           CONTROLS AND PROCEDURES\

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Annual Report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, as of June 30, 2011, management believes the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding our current directors and executive officers and the table is followed by brief descriptions of their business experience.  Our Board of Directors currently has five members, and is divided into three classes, Class I, Class II and Class III.  At our Annual Meeting of Stockholders in April, 2011 the stockholders elected two Class I directors for a three year term, to serve until our Annual Meeting in 2014 and one Class II director for a one year term to serve until our Annual Meeting of Stockholders in 2012.

Name	Age	Position(s)	Class
Alfred W. Vitale	82	Chairman of the Board and Director	Class II
Nicholas Bennett	69	Director	Class I
Adrian Lupien	70	Director	Class I
Vadim Perelman	29	Director	Class II
Michael J. Pecora	49	President, Chief Executive Officer and Director	Class III
Leonard F. Barker	63	Vice President, Chief Financial Officer and Secretary	-----
Kelly McKnight-Goelz	43	Vice President of Sales and Marketing	-----

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

VADIM PERELMAN

Mr. Perelman was elected one of our directors at the Annual Meeting of Stockholders in April 2011. Mr. Perelman is a founder, and, since September 2009, has been the Managing Partner and Chief Investment Officer of Baker Street Capital Management LLC., the general partner of Baker Street Capital L.P., an investment fund and currently our largest shareholder.  From August 2007 to September 2009, Mr. Perelman worked at Force Capital Management where he was responsible for idea generation and investment due diligence, becoming a Senior Analyst in January 2008.  Mr. Perelman also served as Vice President of Business Development for Teknika Group from July 2005 to July 2007.

MICHAEL J. PECORA

Mr. Pecora has served as our President and Chief Executive Officer since August 1, 2007 and has been a director since December 1, 2008. He served as Vice President of Unilens Corp. USA from July 2005 to August 1, 2007. Mr. Pecora served as Chief Financial Officer of Unilens Vision Inc. and Unilens Corp. USA from August 3, 1994 to August 1, 2007.  Prior to 1994, Mr. Pecora was an Accounting Manager for Unisys Corporation.

LEONARD F. BARKER

Mr. Barker was appointed our Vice President and Chief Financial Officer, Treasurer and Secretary on August 1, 2007. Mr. Barker served as Manager of Accounting for Unilens Corp. USA from August 2005 to August 1, 2007. Prior to joining Unilens Corp. USA, Mr. Barker was Manager of Financial Reporting for Eckerd Corporation and held various accounting positions over a 33-year career with the former Eckerd drug store chain.

KELLY MCKNIGHT-GOELZ

Ms. McKnight-Goelz was appointed Vice President of Sales and Marketing of Unilens Corp. USA in July 2005. Ms. McKnight-Goelz joined Unilens Corp. USA in November 2004 as Executive Director of Marketing and Sales. Prior to that, she was Vice President of Marketing and New Product Development for Renew Life Formulas, Inc (from June 2001 to October 2004). Prior to June 2001, Ms. McKnight-Goelz served as Vice President for Impact Publishing and Director of Operations for Power-Pak Communications.

None of our directors or executive officers has any family relationship with any of the others.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past five years:

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

Compliance with Section 16(a) of the Exchange Act

We became subject to Section 16(a) of the Securities Exchange Act of 1934 when we changed our corporate domicile to the State of Delaware in April 2010.  Section 16(a) requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of any such reports furnished to us, we believe that during the year ended June 30, 2011 all of our officers and directors timely filed their required Section 16(a) reports.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our directors and officers, including our Chief Executive Officer, Chief Financial Officer and principal accounting officer. The Code is available on our Internet website at www.unilens.com.

Board of Directors

All of our directors were re-elected at our March 2010 Annual Meeting with staggered 3-year terms of office. Class I directors held office one year until the Annual Meeting on April 19, 2011 when they were elected to a 3-year term and will hold office until the Annual Meeting in 2014, Class II directors one of whom was newly elected at the April 2011 Annual Meeting, will hold office until the Annual Meeting in 2012 and Class III directors will hold office until the Annual Meeting in 2013. At the 2012 Annual Meeting, the stockholders will elect only the Class II directors, with the directors so elected holding office for a three-year term, and so on until all three classes have been re-elected with full three-year terms that expire in different, successive years. If the Board of Directors decides to increase the size of the Board of Directors, new directors will be assigned to classes in a manner to achieve the same number of directors in each class to the greatest extent possible.

Our By-Laws provide that the number of directors on our Board of Directors may range from three to nine, as determined by the Board from time to time.  Currently, the size of the Board is set at five directors and we have five directors and no vacancy.  One of our directors is our employee and the others are not.

No options were granted to our non-employee directors during the fiscal year ended June 30, 2011.

Board Meetings

During the fiscal year ended June 30, 2011, there were five meetings of the Board and each director attended at least 75% of all meetings of the Board except the newly elected director, Vadim Perelman, who attended the one meeting since his election.

Committees

Our Board of Directors has an Audit Committee and does not have either a standing compensation committee or nominating committee or a committee performing similar functions.  Our Board believes that given our relatively small size and the fact that there are currently only five members of the Board, it is appropriate for the entire Board to consider director nominees and employee compensation, although Mr. Pecora does not participate in deliberations regarding his own compensation.

The Audit Committee is elected annually at the first meeting of our Board of Directors held after our Annual Meeting of Stockholders.  During the fiscal year ended June 30, 2011, the Audit Committee met four times.  The Audit Committee reviews our annual and quarterly financial statements, oversees our annual audit process and internal accounting controls, the resolution of issues identified by our auditors and recommends to the Board of Directors the firm of independent auditors to be nominated for appointment by the shareholders at the next annual general meeting of the shareholders.  In addition, the Audit Committee meets quarterly with our external auditors.

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

ITEM 11.

EXECUTIVE COMPENSATION

The compensation paid to our directors and officers during our two most recently completed fiscal years is as set out below:

		Salary	Bonus	Other Annual Compensation	Securities Under Options/	All Other Compensation	Total
		($)	($)	($)	SARs Granted	($)	($)
Name and Principal Position	Year				(#) (3)
Alfred W. Vitale,	2011	Nil	Nil	Nil	Nil	Nil	Nil
Director, Chairman of the Board	2010	Nil	Nil	Nil	3,046	Nil	3,046

Michael J. Pecora,	2011	150,000	21,055	8,554 (1)	Nil	Nil	179,609
President and CEO	2010	150,000	42,499	9,622 (1)	3,046	Nil	205,167

Leonard F. Barker,	2011	100,000	9,055	5,453 (1)	Nil	Nil	114,508
Chief Financial Officer, Treasurer and Corporate Secretary	2010	100,000	18,504	5,927 (1)	3,046	Nil	127,477

Kelly McKnight-Goelz,	2011	115,000	9,255	8,396 (2)	Nil	Nil	132,651
Vice President Sales & Marketing (4)	2010	115,000	18,891	8,862 (2)	3,046	Nil	145,799

Nicholas Bennett,	2011	Nil	Nil	Nil	Nil	Nil	Nil
Director	2010	Nil	Nil	Nil	2,284	Nil	2,284

Adrian Lupien,	2011	Nil	Nil	Nil	Nil	Nil	Nil
Director	2010	Nil	Nil	Nil	1,523	Nil	1,523

Vadim Perelman,	2011	Nil	Nil	Nil	Nil	Nil	Nil
Director

(1) These amounts represent contributions under the Company’s 401(k) profit-sharing plan.

(2) These amounts represent $6,316 and $6,795 of contributions under the Company’s 401(k) profit-sharing plan and $2,080 and $2,067 for a medical allowance.

(3) Fair value at date of grant as calculated in accordance with FAS 123.

(4) Position is with Unilens Corp. USA.

Pursuant to a letter agreement, dated March 1, 1999, and as subsequently amended, we are obligated to pay our President, Michael J. Pecora, nine months compensation, should he resign or 24 months compensation, if his employment otherwise is terminated or upon a change-of-control of Unilens.  Mr. Pecora's annual compensation for fiscal year 2011 was $150,000.

Pursuant to a letter agreement, dated September 14, 2011, we are obligated to pay our Vice President and Chief Financial Officer, Leonard F. Barker, 12 months, compensation if his employment is terminated or upon a change-of-control of Unilens.  Mr. Barker’s annual compensation for fiscal year 2011 was $100,000.

Pursuant to a letter agreement, dated September 6, 2006, we are obligated to pay our Vice President of Sales and Marketing, Kelly McKnight-Goelz, 12 months, compensation if her employment is terminated or upon a change-of-control of Unilens.  Ms. McKnight-Goelz’s annual compensation for fiscal year 2011 was $115,000.

Director Compensation

The compensation paid to our non-employee directors during our 2011 fiscal year is as set out below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)	Total ($)
Alfred W. Vitale	30,000	Nil	30,000
Nicholas Bennett	22,500	Nil	22,500
Adrian Lupien	22,500	Nil	22,500
Vadim Perelman	Nil	Nil	Nil

(1) Fair value at date of grant as calculated in accordance with FAS 123.

During the 2011 fiscal year, we paid $67,500 in compensation to our current non-employee directors for their services in their capacity as directors and $7,500 to Mr. Vitale for his services in his capacity as Audit Committee Chairman.  Our standard arrangement is to compensate the non-employee directors for such services in cash and through the grant of stock options.  The standard arrangement, paid quarterly, is for an annual cash retainer of $25,000 and $10,000 to the Chairman of the Audit Committee.  There were no stock options granted to our directors during the 2011 fiscal year. Options outstanding from equity awards held by our named directors are Mr.Vitale 20,000, Mr. Bennett 15,000, Mr. Lupien 10,000 and Mr. Perelman none.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards held by our named executive officers as of June 30, 2011.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael J. Pecora	25,000	0	$4.83	3-1-2020
Leonard F. Barker	20,000	0	$4.83	3-1-2020
Kelly McKnight-Goelz	20,000	0	$4.83	3-1-2020

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS

At the close of business on September 28, 2011, there were 2,369,354 of our common shares issued and outstanding.  The following table sets forth information concerning the beneficial ownership of our common stock held on such date by (i) each person known to us to own beneficially more than 5% of the common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all directors and executive officers as a group.

For purposes of the table, common shares issuable on exercise of currently exercisable options or options that are exercisable within 60 days after September 28, 2011, are deemed to be beneficially owned by the person holding such options for the purpose of computing that person’s percentage ownership.  Those shares are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.  Unless otherwise indicated in the footnotes, each person or entity has sole voting and investment power (or shares these powers with his or her spouse) with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership
	Number (1)	Percent

5% Beneficial Owners

Baker Street Capital L.P. (2)

12400 Wilshire Blvd., Suite 940

Los Angeles, California 90025………………………………………..

Richard P. Carney

17 Uncle Marks Way

Orleans, Massachusetts 02653…………………………………………

	618,522 120,000	26.1% 5.1%

Officers and Directors
Alfred W. Vitale	113,500	4.8%
Michael J. Pecora	76,950	3.2%
Kelly McKnight-Goelz	30,000	1.3%
Leonard F. Barker	23,000	1.0%
Nicholas Bennett	25,000	1.0%
Adrian Lupien	10,000	*
Vadim Perelman	618,522	26.1%

All Directors and Executive Officers as a Group (7 Persons) (3)	896,972	36.3%

_____________________________________________________________

*           Less than 1% of the outstanding common stock

(1)      Includes the number of shares subject to currently exercisable options or options exercisable within 60 days of September 28, 2011, as follows:  Messrs. Vitale, Pecora and Barker and Ms. McKnight-Goelz, 20,000 shares each; Messrs. Bennett, Lupien and Perelman 15,000, 10,000 and 0 shares, respectively; and all directors and officers as a group, 105,000 shares.

(2)        As disclosed in the Form 4 filed by Baker Street on October 25, 2010, beneficial ownership of its shares of our common stock may be attributable to Mr. Perelman.

(3)        The beneficial ownership of all of our directors and officers as a group, exclusive of Baker Street’s holdings, is 278,450 shares, or 11.3%.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE NOT APPLICABLE

During the fiscal year ended June 30, 2011, we did not participate in any transaction involving amounts in excess of $120,000 in which any of our related persons (essentially our officers and directors and any of their affiliates or family members) had a direct or indirect interest.

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

See “Committees” in Item 10 above for a discussion of director independence and our Audit Committee.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate amounts billed by Pender Newkirk & Company LLP, our independent accountants, for each of the fiscal years ended June 30, 2011 and 2010 for audit fees, audit-related fees, tax fees and all other fees are set forth below:

	Year Ended June 30, 2011	Year Ended June 30, 2010
Audit Fees (1)	$100,186	$89,825
Audit-Related Fees (2)	0	0
Tax Fees (3)	33,032	41,890
All Other Fees	0	0
Totals	$133,218	$131,715

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

The Audit Committee has adopted pre-approval procedures requiring Audit Committee review and approval in advance of all particular engagements for services provided by our independent auditors in order to assure that the provision of such services do not impair the auditor’s independence.  Consistent with applicable laws, the procedures permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. All of the engagements and fees for the 2011 fiscal year were approved by the Audit Committee. The Audit Committee reviews with Pender Newkirk & Company, LLP whether the non-audit services to be provided are compatible with maintaining the auditors’ independence.  Our Board of Directors determined some years ago that, fees paid to the independent auditors for non-audit services in any year will not exceed the fees paid for audit services during the year.  Permissible non-audit services will be limited to fees for tax services, accounting assistance or audits in connection with acquisitions, and other services specifically related to accounting or audit matters such as audits of employee benefit plans.

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements and financial statement schedules are filed as part of this report:

(1)

Auditors’ Report on the consolidated balance sheets as at June 30, 2011 and 2010, and the consolidated statements of income, stockholders’ equity and cash flows for the years ended June 30, 2011, 2010 and 2009;

(2)

Consolidated balance sheets as at June 30, 2011 and 2010;

(3)

Consolidated statements of income for each of the years ended June 30, 2011, 2010 and 2009;

(4)

Consolidated statements of stockholders’ equity for the periods referred to in (3) above;

(5)

Consolidated statements of cash flows for the periods referred to in (3) above;

(6)

Notes to the consolidated financial statements;

(7)

Report of independent registered public accounting firm on Schedule;

(8)           Schedule of valuation and qualifying accounts.

 (b) The following exhibits are filed as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) or Furnished (‡) Herewith (as indicated)
3.2	Certificate of Incorporation Unilens Vision Inc. (Delaware)	10-K	001-17861	3.2	09/28/2010
3.3	Unilens Vision Inc. By-Laws (Delaware)	10-K	001-17861	3.3	09/28/2010
10.1	Loan, Security Agreement and Promissory Note dated August 26, 2008 by and between Bank of America, N.A. and Unilens Corp. USA.	20-F	0-18760	2.5	12/30/2008
10.2	Credit and Security Agreement, Term Note and Revolving Credit Note dated November 9, 2009 between Regions Bank and Unilens Corp. USA.	20-F	001-17861	2.6	12/28/2009
10.3	License Agreement, dated October 25, 2001.	20-F	0-18760	4.1	03/15/2004
10.4	Private Label Supply Agreement dated June 4, 2002, between Unilens Vision Inc. and Bausch & Lomb Incorporated.	20-F	0-18760	4.2	03/15/2004
10.5	Unilens Vision Inc. Incentive Stock Option Plan – 2004	20-F	0-18760	4.10	03/15/2004
10.6	Asset Purchase Agreement, dated as of February 23, 2005, by and between Unilens Corp. USA and CIBA Vision Corporation.	20-F	0-18760	4.14	12/30/2005
10.7	Severance Compensation Agreement, dated July 1, 2005, between Unilens Corp. USA, Unilens Vision Inc. and Michael J. Pecora.	20-F	0-18760	4.15	12/30/2005
10.8	Severance Compensation Agreement, dated September 6, 2006, between Unilens Corp. USA, Unilens Vision Inc. and Kelly McKnight-Goelz.	20-F	0-18760	4.16	12/29/2006
10.9	Lease Agreement, dated May 4, 2006 between, Center Family, LTD. as Landlord, and Unilens Corp. USA as Tenant.	20-F	0-18760	4.17	12/29/2006
10.10	Consulting Agreement dated July 2, 2007 between Unilens Vision Inc. and Alfred W. Vitale.	20-F	0-18760	4.18	12/28/2007
10.11	Lease Agreement, dated July 1, 2008, between Unilens Corp. USA as Lessee and FIVE AND TWO ASSOCIATES as Lessor.	20-F	0-18760	4.19	12/30/2008
10.12	Addendum to Lease Agreement, dated May 4, 2006 between, Center Family, LTD. as Landlord, and Unilens Corp. USA as Tenant.	20-F	001-17861	4.20	12/28/2009
10.13	Asset Purchase Agreement, dated as of November 30, 2008, by and among Unilens Corp. USA and Aero Contact Lens, Inc.	20-F	001-17861	4.21	12/28/2009
10.14	Share Purchase Agreement Between UniInvest Holding AG, In Liquidation And Unilens Vision, Inc. Dated as of November 6, 2009.	20-F	001-17861	4.22	12/28/2009
10.15	Unilens Vision Inc. Incentive Stock Option Plan	10-K	001-17861	10.15	09/28/2010
10.16	Joinder Agreement and First Amendment to Credit and Security Agreement and Other Loan Documents, Amended and Restated Term Note and Revolving Credit Note dated August 12, 2010 between Regions Bank and Unilens Corp. USA. and Unilens Vision Sciences Inc.	10-K	001-17861	10.16	09/28/2010
10.17	Confirmation letter dated as of August 10, 2010 among Unilens Corp. USA and Regions Bank confirming terms and conditions of Swap Transaction.	10-Q	001-17861	10.1	11/15/2010
10.18	Second Amendment to Credit and Security Agreement and Other Loan Documents dated March 31, 2011 between Regions Bank and Unilens Corp. USA. and Unilens Vision Sciences Inc.	8-K	001-17861	10.1	04/04/2011
10.19	Second Amended and Restated Term Note dated March 31, 2011 between Regions Bank and Unilens Corp. USA. and Unilens Vision Sciences Inc.	8-K	001-17861	10.2	04/04/2011
10.20	Ratification and Consent of Guaranty dated March 31, 2011 between Regions Bank and Unilens Vision, Inc.	8-K	001-17861	10.3	04/04/2011
10.21	Master Agreement and Interim Schedule dated April 14, 2011 among Unilens Corp. USA and Regions Equipment Finance, LTD. and Regions Equipment Finance Corporation.	10-Q	001-17861	10.1	05/16/2011
10.22	Severance Compensation Agreement, dated September 14, 2011, between Unilens Corp. USA, Unilens Vision Inc. and Leonard F. Barker.					†
14.1	Code of Ethics	20-F	001-17861	11.1	12/30/2004
21.1	List of Subsidiaries					†
31.1	Certification of Michael J. Pecora Pursuant to Rule 13a-14(a)					†
31.2	Certification of Leonard F. Barker Pursuant to Rule 13a-14(a)					†
32.1	Certification of Michael J. Pecora Pursuant to 18 U.S.C. Section 1350					†
32.2	Certification of Leonard F. Barker Pursuant to 18 U.S.C. Section 1350					†

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September, 28 2011	UNILENS VISION INC.
A Delaware Corporation
By: /s/ Michael J. Pecora
Michael J. Pecora
President and Chief Executive Officer
(pricipal executive officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date
/s/ Michael J. Pecora	President and Chief Executive Officer	September 28, 2011
Michael J. Pecora	(principal executive officer)

/s/ Leonard F. Barker	Vice President, Chief Financial Officer and Secretary	September 28, 2011
Leonard F. Barker	(principal financial officer and principal accounting officer)

/s/ Alfred W. Vitale	Director and Chairman of the Board	September 28, 2011
Alfred W. Vitale

/s/Nicholas Bennett	Director	September 28, 2011
Nicholas Bennett

/s/Adrian Lupien	Director	September 28, 2011
Adrian Lupien

/s/ Vadim Perelman	Director	September 28, 2011
Vadim Perelman