Form 10-Q
period 2011-09-30
UNILENS VISION INC
filed 2011-11-14
CIK 852564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-17861

UNILENS VISION INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2254517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10431 72nd Street North, Largo, Florida	33777-1511
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (727) 544-2531

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☑  No

As of November 14, 2011 there were 2,369,354 outstanding shares of common stock.

UNILENS VISION INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2011

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

Unilens Vision Inc.

Condensed Consolidated Balance Sheets

September 30, 2011 (Unaudited) and June 30, 2011

	September 30, 2011	June 30, 2011
ASSETS
Current
Cash and cash equivalents	$698,584	$601,360
Accounts receivable, net of allowance of $121,858 and $129,644
at September 30, 2011 and June 30, 2011, respectively	754,873	844,200
Royalties and other receivables	634,115	1,028,873
Inventories	686,955	678,674
Prepaid expenses	88,355	31,951
Income taxes receivable	-	52,200
Deferred loan costs - current	19,443	19,443
Deferred tax asset - current	155,000	153,500
Total current assets	3,037,325	3,410,201
Property, plant, and equipment, net of accumulated depreciation of $5,137,756
and $5,107,797 at September 30, 2011 and June 30, 2011, respectively	869,705	549,472
Deferred loan costs	44,779	49,640
Other assets	226,214	210,252
Deferred tax asset	143,037	187,696
Total assets	$4,321,060	$4,407,261

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable	$318,831	$420,862
Accrued wages and employee benefits	201,102	272,771
Deferred income	385,706	420,850
Income taxes payable	58,382	-
Other accrued liabilities	63,586	58,874
Note payable - current	835,935	821,576
Total current liabilities	1,863,542	1,994,933
Fair value interest rate swap	62,017	48,093
Accrued wages and employee benefits	107,814	106,053
Note payable - long-term	3,715,491	3,894,136
Total liabilities	5,748,864	6,043,215
Stockholders' deficit
Capital stock
Preferred shares, par value $0.001 per share; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common shares, par value $0.001 per share; 30,000,000 shares authorized; shares issued and outstanding 2,369,354	2,369	2,369
Additional paid-in capital	20,286,663	20,286,663
Accumulated other comprehensive loss, net of tax	(38,680)	(29,997)
Deficit	(21,678,156)	(21,894,989)
Total stockholders' deficit	(1,427,804)	(1,635,954)
Total liabilities and stockholders' deficit	$4,321,060	$4,407,261

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.

Condensed Consolidated Statements of Income and Changes in Accumulated Deficit

For Three Months Ended September 30, 2011 and 2010

 (Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2011	September 30, 2010
Revenues:
Sales	$1,576,530	$1,529,574
Royalty income	631,200	660,206
Total revenues	2,207,730	2,189,780
Operating costs and expenses:
Cost of sales	930,065	898,090
Administration	343,285	343,097
Research and development	20,958	18,176
Sales and marketing	361,222	365,546
Total operating costs and expenses	1,655,530	1,624,909
Operating income	552,200	564,871
Other non-operating items:
Other income	1,030	545
Net interest expense	(70,794)	(71,252)
Total other non-operating items:	(69,764)	(70,707)
Income before income tax expense	482,436	494,164
Income tax expense	158,982	162,315
Net income for the period	323,454	331,849
Deficit, beginning of period	(21,894,989)	(22,640,417)
Dividends paid	(106,621)	(213,242)
Deficit, end of period	$(21,678,156)	$(22,521,810)
Net income per common share:
Basic	$0.14	$0.14
Diluted	$0.14	$0.14

Weighted average number of common shares outstanding during the period:
Basic	2,369,354	2,369,354
Effect of dilutive options	-	-
Diluted	2,369,354	2,369,354

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.

Condensed Consolidated Statements of Cash Flows

For Three Months Ended September 30, 2011 and 2010

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$323,454	$331,849
Items not affecting cash:
Depreciation and amortization	29,960	34,154
Deferred tax expense	48,400	1,100
Change in working capital items	316,510	89,206
Net cash provided by operating activities	718,324	456,309
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment and other assets	(350,193)	(109,918)
Net cash used in investing activities	(350,193)	(109,918)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings under term loan	(164,286)	(300,000)
Common stock dividends paid	(106,621)	(213,242)
Net cash used in financing activities	(270,907)	(513,242)
Change in cash and cash equivalents during the period	97,224	(166,851)
Cash and cash equivalents, beginning of period	601,360	1,080,540
Cash and cash equivalents, end of period	$698,584	$913,689
Supplemental cash flow disclosure information:
Noncash investing and financing activities:
Change in fair value of interest rate swap	$(13,924)	$(74,141)
Cash paid during the period for interest	$65,615	$66,716
Cash paid during the period for income taxes	$-	$131,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2011

(Unaudited)

Note 1 — Basis of Presentation and Consolidation

Basis of Presentation

Unilens Vision Inc. operates through our wholly-owned subsidiary, Unilens Corp. USA, located in Largo, Florida. The accompanying consolidated financial statements (the “Financial Statements”) for the interim periods ended September 30, 2011 and 2010 (the “Interim Period”) are i) prepared on the basis of accounting principles generally accepted in the United States, ii) conform in all material respects with accounting principles generally accepted in Canada, and iii) are unaudited, but in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, operations, and changes in financial results of the Interim Period.  The Financial Statements are not necessarily indicative of the results to be expected for the full year.  The Financial Statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements, and therefore should be read in conjunction with the our audited financial statements for the year ended June 30, 2011. Additional information concerning us is contained in the Management Discussion and Analysis included in this quarterly report.

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

Note 2 — Stock-Based Compensation, Stock Options and Stock

Stock-based payments are recorded using the fair value method of accounting for stock options.  Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. There was no   stock compensation expense attributable to stock options charged against income for the fiscal quarters ended September 30, 2011 and 2010, since no options were granted during such periods and all options outstanding at the beginning of such periods except for 5,000 options vested in January, 2011were fully vested.

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
September 30, 2011

 (Unaudited)

At the Annual General Meeting of Shareholders held on March 25, 2010, the shareholders approved the Unilens’ Incentive Stock Option Plan. The initial maximum number of shares available for option grants under the Stock Option Plan is 236,935.

The following table describes the number and the exercise price of options that have been granted, exercised, or cancelled under the Stock Option Plan approved on March 25, 2010 during the three month period ended September 30, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, beginning of year	160,000	$ 4.83	8.67 Years
Exercised	-
Granted
Directors/Employees	-
Consultants	-
Sub-total granted	-
Expired/cancelled	-
Outstanding, end of period	160,000	$ 4.83	8.42 Years
Options exercisable, end of period	160,000	$ 4.83	8.42 Years

As of September 30, 2011 we have 160,000 options outstanding and an additional 76,935 options available for future grants under the existing Incentive Stock Option Plan.

There was no cash proceeds, related to options exercised during the three months ended September 30, 2011, as no options were exercised.

The following table describes the number of options, exercise price, and expiry date of the options granted by the Company that were outstanding at September 30, 2011:

Number of Options	Vested	Exercise Price	Expiry Date
160,000	160,000	$4.83	March 1, 2020

We use the Black-Scholes pricing model to estimate the fair value of stock-based awards. The expected volatilities are based on the historical volatility of our stock price. Historical data is used to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is based on historical exercise patterns of employees and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U S Treasury yield curve in effect at the time of the grant. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience of forfeitures, the Company estimated forfeitures at 0% for the period ended September 30, 2011.

As of September 30, 2011 the aggregate intrinsic value of options outstanding and options exercisable were both zero since the closing price of our common shares on that date of $3.20 were less then the exercise price.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2011

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

Note 4 — Inventories

	As at September 30, 2011	As at June 30, 2011
Raw materials	$ 319,127	$ 273,526
Work in progress	21,827	32,492
Finished goods	359,944	390,037
	700,898	696,055
Less allowance for obsolescence	13,943	17,381
	$ 686,955	$ 678,674

Note 5 — Supplemental Disclosure with Respect to Cash Flows

	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010
Cash provided by (used in):
Accounts and royalties and other receivables	$484,086	$85,655
Inventories	(8,281)	(2,767)
Prepaid expenses and other assets	(67,505)	5,653
Accounts payable and accrued liabilities	(202,372)	(29,550)
Income taxes payable	110,582	30,215
Change in working capital items	$316,510	$89,206

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2011

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

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Disposable lenses	$899,583	$976,743
Custom soft lenses	408,119	283,645
Gas permeable lenses	98,305	111,952
Replacement and other lenses	170,523	157,234
Total sales	$1,576,530	$1,529,574

Note 7 — Term Loan, Line of Credit and Interest Rate Swap

On November 9, 2009, the Company closed on a $6,900,000 5-year term loan facility and a new $1,500,000 line of credit with Regions Bank. The term loan facility, which had a six-month advance period, was entered into to fund the Stock Purchase Agreement in January 2010 and the new line of credit replaced the previous line of credit.

On March 31, 2011, the Company entered into an amendment to the term loan facility, which reduced the minimum monthly principal payment from $100,000 to $54,762, plus accrued interest and retained the January 2015 expiration date, at which time a final balloon payment will be due. In addition, quarterly principal payments are payable to the extent the cash flow is in excess of certain specified amounts. The amendment, also redefined certain financial covenants and restrictions on the amount of cash dividend payments. The term loan bears interest at a floating rate of 30-day LIBOR plus 4.25% or 3.75% depending on whether the Company’s fixed charge coverage ratio is less than 1.75-to-1 or equal to or greater than 1.75-to-1, with a minimum interest rate of 4.75%.

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

On April 15, 2011, the Company entered into a seven-year capital equipment credit facility for up to $500,000. The capital equipment credit facility bears interest at a floating rate of 30-day LIBOR plus 3.85%. The Company will pay interest only for the initial 8 months from closing, then principal plus accrued interest on a 76 month amortization schedule. This capital equipment financing was put in place for the purchase of manufacturing equipment for additional production capacity and efficiencies. On April 19, 2011 the Company funded the purchase of manufacturing equipment with a draw of $279,998 under the equipment credit facility.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2011

(Unaudited)

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

The Company was in compliance with all financial covenants and had outstanding balances on the term loan and the capital equipment facility of $4,271,428, and $279,998, respectively and no outstanding balance on the line of credit at September 30, 2011. On October 21, 2011 in accordance with the term loan financial covenants for cash flow in excess of certain specified amounts, the Company made a principal payment of $135,714.

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

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2011

(Unaudited)

Interest rate swap	Balance	Level 1	Level 2	Level 3
June 30, 2011	$ (48,093)	$ -	$ (48,093)	$ -
September 30, 2011	$ (62,017)	$ -	$ (62,017)	$ -

The following presents the balances and net changes in the accumulated other comprehensive loss related to the interest rate swap, net of income taxes.

Interest Rate Swap
Balance at the June 30, 2010	$-
Net change in fair value of interest rate swap, net of tax of $18,096	(29,997)
Balance June 30, 2011	$(29,997)
Net change in fair value of interest rate swap, net of tax of $5,241	(8,683)
Balance September 30, 2011	$(38,680)

Note 9 — Recent Accounting Standards

Recent codified pronouncements by the FASB are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 10 — Subsequent Events

On November 1, 2011, our Board of Directors declared our regular quarterly cash dividend, at the rate of $0.045 per common share, payable November 25, 2011, to stockholders of record at the close of business on November 11, 2011. This is the 21st consecutive quarterly cash dividend declared.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unilens Vision Inc.

Largo, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Unilens Vision Inc. as of September 30, 2011 and the related condensed consolidated statements of income and changes in accumulated deficit, and cash flows for the three month periods ended September 30, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the management of Unilens Vision Inc.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Unilens Vision Inc. as of June 30, 2011 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated September 28, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Pender Newkirk & Company LLP

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

November 14, 2011

Item 2 – Management’s Discussion & Analysis of Financial Condition and Results of Operations

The following management discussion and analysis (“MDA”) provides information on the activities of Unilens Vision Inc. and should be read in conjunction with our quarterly condensed consolidated financial statements and notes thereto for the three months ended September 30, 2011 (the “Financial Statements”), as well as our Annual Report on Form 10-K for the fiscal year June 30, 2011, filed with the Securities and Exchange Commission.  The Financial Statements have been prepared in United States dollars and in conformity with United States generally accepted accounting principles (“US GAAP”). Unless otherwise indicated, all dollar amounts disclosed in this MDA are expressed in United States Dollars.

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

Overview

We license, manufacture, distribute and market specialty optical lens products using our proprietary design and manufacturing technology. Our products are sold primarily in the United States solely to eye care professionals through in house sales representatives and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our specialty optical lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses. During the three months ended September 30, 2011 the Company’s C-Vue disposable products accounted for approximately 57% of sales.

Sales of our specialty optical lens products accounted for the largest percentage of our total revenues, constituting approximately 71% while royalty income derived from our exclusive license of our patented multifocal design to Bausch & Lomb was approximately 29% during the three months ended September 30, 2011.

Economic conditions in the United States have restrained our growth. We are however optimistic about the long-term outlook for the contact lens market and the specialty contact lens market, in particular.

Market demographics indicate that speciality contact lenses will continue to be the fastest growing segment of the contact lens market. Specialty contact lenses include toric, toric multifocal, and cosmetic lenses. We believe that our custom soft speciality lenses including our C-Vue multifocal for presbyopia, our C-Vue custom toric for correcting astigmatism and the C-Vue Advanced toric multifocal lens, will grow over time due to market demographics favoring specialty lenses.

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

We have a supply agreement with one supplier for the manufacture of our molded C-Vue multifocal lens, which currently accounts for approximately 49% of our quarterly sales.  The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurances that it will continue to do so.

First Quarter Highlights

•

Sales and total revenue for the first quarter of fiscal 2012 increased 3.1% and 0.8% compared to the first quarter of fiscal 2011.

•

Flat operating expenses and an expense ratio of 46.0% for the first quarter of fiscal 2012 compared to 47.5% in the first quarter of fiscal 2011.

•

Earnings per share were $0.14 compared to $0.14 in the first quarter of fiscal 2011.

•

Paid our 20th consecutive quarterly dividend, at $0.045 per share in August 2011. On November 1, 2011 we declared our 21st consecutive quarterly dividend, at an annual rate of $0.18 per share or $0.045 per share quarterly, a dividend yield of 5.9% based on the October month end closing price of $3.05.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of total revenues:

	Three Moths Ended September 30
	2011		2010
	$	% of Revenues	$	% of Revenues
Revenues	2,207,730	100.0	2,189,780	100.0
Operating costs and expenses	1,655,530	75.0	1,624,909	74.2
Operating income	552,200	25.0	564,871	25.8
Other non-operating items	(69,764)	(3.2)	(70,707)	(3.2)
Income before income tax expense	482,436	21.8	494,164	22.6

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of sales:

	Three Months Ended September 30
	2011		2010
	$	% of Sales	$	% of Sales
Sales	1,576,530	100.0	1,529,574	100.0
Cost of sales	930,065	59.0	898,090	58.7
Sales and marketing	361,222	22.9	365,546	23.9
Administration	343,285	21.8	343,097	22.4
Research and development	20,958	1.3	18,176	1.2

During the three months ended September 30, 2011 (the “Current Quarter”) we earned income before tax of $482,436 compared to income before tax of $494,164 for the three months ended September 30, 2010 (the “Prior Quarter”).  The decrease in income before tax during the Current Quarter of $11,728 was from a decrease in royalty income from Bausch & Lomb of  $29,006 to $631,200 in the Current Quarter as compared to $660,206  in the Prior Quarter, (ii) a increase in gross margin of $14,981 from higher sales (iii) excluding cost of sales, a decrease in expenses of  $1,354 as described below, and (iv) a decrease in other items primarily interest expense, and other income of $943. After recording income tax expense of $158,982, we had net income of $323,454 or $0.14 per diluted share, for the Current Quarter. In comparison, in the Prior Quarter we had net income of $331,849 or $0.14 per diluted share after recording income tax expense of $162,315.

Sales during the Current Quarter were $1,576,530, an increase of $46,956 (3.1%), as compared to sales of $1,529,574 during the Prior Quarter. The disposable lens category decreased by 7.9% as sales of our C-Vue disposable multifocal lenses continue to be affected by economic conditions in the U.S. as well as competition from competitor product offerings and promotional programs. Our custom soft lens category increased by 43.9%, primarily due to increased demand of our new C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement, launched in January of 2011. Our gas permeable lens category decreased 12.2% primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category increased by 8.5% due primarily to sales increases of Unilens replacement products due to the discontinuation of replacement lens products from several of our competitors.

Gross margin decreased 0.3% to 41.0% in the Current Quarter compared to 41.3% in the Prior Quarter due primarily to sales mix changes from higher margin products and the maturation of the C-VUE Advanced Toric Multifocal free trial program.

During the Current Quarter, as compared to the Prior Quarter, expenses decreased $1,354. Administrative expenses were flat, sales and marketing expenses decreased $4,324 due to flat advertising and slightly lower payroll and related expenses and research and development expenses increased $2,782 during the Current Quarter, as compared to the Prior Quarter.

We record income tax and income taxes payable at the statutory rates. During the Current Quarter and the Prior Quarter we recorded income tax expense of $158,982 and $162,315, respectively. The effective tax rate for the Current Quarter was 32.9% compared to 32.8% in the Prior Quarter.

Liquidity and Capital Resources

Cash and cash equivalents were $698,584 at September 30, 2011 compared to $ 601,360 at June 30, 2011.  The following is a summary of the change in our cash and cash equivalents:

	September 30,
	2011	2010
Net cash provided by operating activities	$718,324	$456,309
Net cash used in provided by investing activities	(350,193)	(109,918)
Net cash used in financing activities	(270,907)	(513,242)

Net increase (decrease) in cash and cash equivalents	$97,224	$(166,851)

As of September 30, 2011, we had working capital of $1,173,783 representing a decrease of $241,485 from our working capital at June 30, 2011. The decrease in working capital was principally due to a decrease in royalty and other receivables, offset by an increase in cash.

During the three months ended September 30, 2011, we generated $718,324 positive cash from operations representing an increase of $262,015 from $456,309 generated during the Prior Quarter. The increase was due primarily to the reduction of royalty and other receivables, due to the payment received, for the one-time price correction receivable recorded in the fourth quarter of fiscal year 2011, offset by reductions in accounts payable and accrued expenses. Investing activities for the Current Quarter were for the purchase of capital additions. Cash used for these capital additions was $350,193, primarily for manufacturing equipment, an increase of $240,275 from the Prior Quarter. Financing activities during the Current Quarter consisted primarily of principal repayments under our term loan facility of $164,286 compared to $300,000 in the Prior Quarter, and the payment of $106,621 of dividends to our shareholders compared to $213,242 of dividends in the Prior Quarter. The lower principal and dividend payments in the Current Quarter are related to the amendment to our term loan facility in March 2011, which improved our cash flow by decreasing our monthly principal payments from $100,000 to $54,762 and reducing our quarterly dividend payments by 50% from $0.09 to $0.045 per common share. In October, per the redefined financial covenants of our amended term loan facility, we made an additional principal payment of $135,714. There were no required cash income taxes paid during the Current Quarter compared to $131,000 paid in the Prior Quarter.

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

There have been no changes to our critical accounting policies during the three months of fiscal 2012.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2011 Form 10-K.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Our market risks in the normal course of business are related to changes in interest rates, which at September 30, 2011 are similar to those disclosed in the 2011 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 – Legal Proceedings

None

Item 1A – Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of our 2011 Annual Report on Form 10-K.

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

UNILENS VISION INC. (Registrant)

Date: November 14, 2011	By	/s/Michael J. Pecora
	Name:	Michael J. Pecora
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By	/s/Leonard F. Barker
	Name:	Leonard F. Barker
	Title:	Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)