Form 10-Q
period 2011-12-31
UNILENS VISION INC
filed 2012-02-14
CIK 852564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2011

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

As of February 14, 2012 there were 2,369,354 outstanding shares of common stock.

UNILENS VISION INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2011

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

Unilens Vision Inc.

Condensed Consolidated Balance Sheets

December 31, 2011 (Unaudited) and June 30, 2011

	December 31, 2011	June 30, 2011
ASSETS
Current
Cash and cash equivalents	$195,100	$601,360
Accounts receivable, net of allowance of $126,542 and $129,644 at December 31, 2011 and June 30, 2011, respectively	771,010	844,200
Royalties and other receivables	688,592	1,028,873
Inventories	734,012	678,674
Prepaid expenses	99,659	31,951
Income taxes receivable	33,983	52,200
Deferred loan costs – current	19,443	19,443
Deferred tax asset – current	153,700	153,500
Total current assets	2,695,499	3,410,201
Property, plant, and equipment, net of accumulated depreciation of $5,185,266 and $5,107,797 at December 31, 2011 and June 30, 2011, respectively	933,850	549,472
Deferred loan costs	39,918	49,640
Other assets	149,552	210,252
Deferred tax asset	85,760	187,696
Total assets	$3,904,579	$4,407,261
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable	$389,816	$420,862
Accrued wages and employee benefits	191,234	272,771
Deferred income	385,342	420,850
Other accrued liabilities	51,943	58,874
Note payable – current	657,144	821,576
Total current liabilities	1,675,479	1,994,933
Fair value interest rate swap	51,448	48,093
Accrued wages and employee benefits	109,575	106,053
Note payable – long-term	3,314,284	3,894,136
Total liabilities	5,150,786	6,043,215
Stockholders’ deficit
Capital stock
Preferred shares, par value $0.001 per share; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common shares, par value $0.001 per share; 30,000,000 shares authorized; shares issued and outstanding 2,369,354	2,369	2,369
Additional paid-in capital	20,286,663	20,286,663
Accumulated other comprehensive loss, net of tax	(32,088)	(29,997)
Deficit	(21,503,151)	(21,894,989)
Total stockholders’ deficit	(1,246,207)	(1,635,954)
Total liabilities and stockholders’ deficit	$3,904,579	$4,407,261

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.

Condensed Consolidated Statements of Income and Changes in Accumulated Deficit

For Three and Six Months Ended December 31, 2011 and 2010

 (Unaudited)

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Six Months Ended December 31, 2011	Six Months Ended December 31, 2010
Revenues:
Sales	$1,459,411	$1,393,094	$3,035,941	$2,922,668
Royalty income	653,894	715,603	1,285,094	1,375,809
Total revenues	2,113,305	2,108,697	4,321,035	4,298,477
Operating costs and expenses:
Cost of sales	916,891	877,754	1,846,956	1,775,844
Administration	298,716	275,771	642,001	618,868
Research and development	21,946	18,028	42,904	36,204
Sales and marketing	391,618	347,257	752,840	712,803
Total operating costs and expenses	1,629,171	1,518,810	3,284,701	3,143,719

Operating income

	484,134	589,887	1,036,334	1,154,758
Other non-operating items:
Other income	278	900	1,308	1,445
Net interest expense	(69,551)	(71,128)	(140,345)	(142,380)
Total other non-operating items:	(69,273)	(70,228)	(139,037)	(140,935)
Income before income tax expense	414,861	519,659	897,297	1,013,823
Income tax expense	133,235	169,422	292,217	331,737
Net income for the period	281,626	350,237	605,080	682,086
Deficit, beginning of period	(21,678,156)	(22,521,810)	(21,894,989)	(22,640,417)
Dividends paid	(106,621)	(213,242)	(213,242)	(426,484)
Deficit, end of period	$(21,503,151)	$(22,384,815)	$(21,503,151)	$(22,384,815)
Net income per common share:
Basic	$0.12	$0.15	$0.26	$0.29
Diluted	$0.12	$0.15	$0.26	$0.29
Weighted average number of common shares
outstanding during the period:
Basic	2,369,354	2,369,354	2,369,354	2,369,354
Effect of dilutive options	-	-	-	-
Diluted	2,369,354	2,369,354	2,369,354	2,369,354

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.

Condensed Consolidated Statements of Cash Flows

For Six Months Ended December 31, 2011 and 2010

(Unaudited)

	Six Months Ended December 31, 2011	Six Months Ended December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$605,080	$682,086
Items not affecting cash:
Depreciation and amortization	77,469	69,740
Deferred tax expense	103,000	49,400
Stock based compensation	-	790
Change in working capital items	154,875	(306,576)
Net cash provided by operating activities	940,424	495,440
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment and other assets	(389,158)	(131,084)
Net cash used in investing activities	(389,158)	(131,084)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings under term loan	(744,284)	(600,000)
Common stock dividends paid	(213,242)	(426,484)
Net cash used in financing activities	(957,526)	(1,026,484)
Change in cash and cash equivalents during the period	(406,260)	(662,128)
Cash and cash equivalents, beginning of period	601,360	1,080,540

Cash and cash equivalents, end of period

	$195,100	$418,412

Supplemental cash flow disclosure information:

Noncash investing and financing activities:

Change in fair value of interest rate swap	$(3,356)	$(36,601)

Cash paid during the period for interest

	$126,888	$133,243

Cash paid during the period for income taxes

	$171,000	$453,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2011

(Unaudited)

Note 1 — Basis of Presentation and Consolidation

Basis of Presentation

Unilens Vision Inc. operates through our wholly-owned subsidiary, Unilens Corp. USA, located in Largo, Florida. The accompanying consolidated financial statements (the “Financial Statements”) for the interim periods ended December 31, 2011 and 2010 (the “Interim Period”) are i) prepared on the basis of accounting principles generally accepted in the United States, ii) conform in all material respects with accounting principles generally accepted in Canada, and iii) are unaudited, but in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, operations, and changes in financial results of the Interim Period.  The Financial Statements are not necessarily indicative of the results to be expected for the full year.  The Financial Statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements, and therefore should be read in conjunction with the our audited financial statements for the year ended June 30, 2011. Additional information concerning us is contained in the Management Discussion and Analysis included in this quarterly report.

Basis of Consolidation

These consolidated financial statements include the accounts of Unilens Vision Inc. and its wholly-owned subsidiary, Unilens Corp. USA and its wholly-owned subsidiary, Unilens Vision Sciences Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2 — Stock-Based Compensation, Stock Options and Stock

Stock-based payments are recorded using the fair value method of accounting for stock options.  Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. There was no   stock compensation expense attributable to stock options charged against income for the fiscal quarter ended December 31, 2011, since no options were granted during such period and all options outstanding at the beginning of such period were fully vested. There was $790 of unrecognized  stock compensation expense attributable to stock options previously issued that vested on January 1, 2011, charged against income during the second fiscal quarter ended  December 31, 2010. There were no options granted during the fiscal quarter ended December 31, 2010.

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
December 31, 2011

 (Unaudited)

At the Annual General Meeting of Shareholders held on March 25, 2010, the shareholders approved the Unilens’ Incentive Stock Option Plan. The initial maximum number of shares available for option grants under the Stock Option Plan is 236,935.

The following table describes the number and the exercise price of options that have been granted, exercised, or cancelled under the Stock Option Plan approved on March 25, 2010 during the six month period ended December 31, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, beginning of year	160,000	$4.83	8.67 Years
Exercised	-
Granted
Directors/Employees	-
Consultants	-
Sub-total granted	-
Expired/cancelled	-
Outstanding, end of period	160,000	$4.83	8.17 Years
Options exercisable, end of period	160,000	$4.83	8.17 Years

As of December 31, 2011 we have 160,000 options outstanding and an additional 76,935 options available for future grants under the existing Incentive Stock Option Plan.

There was no cash proceeds, related to options exercised during the six months ended December 31, 2011, as no options were exercised.

The following table describes the number of options, exercise price, and expiry date of the options granted by the Company that were outstanding at December 31, 2011:

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

As of December 31, 2011 the aggregate intrinsic value of options outstanding and options exercisable were both zero since the closing price of our common shares on that date of $3.29 were less then the exercise price.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
December 31, 2011

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

Note 4 — Inventories

	As at December 31, 2011	As at June 30, 2011
Raw materials	$313,637	$273,526
Work in progress	19,745	32,492
Finished goods	413,539	390,037
	746,921	696,055
Less allowance for obsolescence	12,909	17,381
	$734,012	$678,674

Note 5 — Supplemental Disclosure with Respect to Cash Flows

	Six Months Ended December 31, 2011	Six Months Ended December 31, 2010
Cash provided by (used in):
Accounts and royalties and other receivables	$413,471	$35,175
Inventories	(55,338)	(210,188)
Prepaid expenses and other assets	(69,976)	(38,251)
Accounts payable and accrued liabilities	(151,499)	77,351
Income taxes payable	18,217	(170,663)
Change in working capital items	$154,875	$(306,576)

During the six months ended December 31, 2011, $72,689 of developmental costs related to our recently completed website shopping cart, were moved from other assets at June 30, 2011 to property, plant and equipment, on the accompanying condensed consolidated balance sheets.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
December 31, 2011

(Unaudited)

Note 6 — Revenue Information

All of our assets and operations are located in the United States in one business segment. Our revenues are derived from royalty income received from our exclusive agreement with Bausch & Lomb Incorporated (“Bausch & Lomb”), for the use of our patented multifocal designs and technology, and from sales from our specialty optical lens business, which manufactures and distributes optical products that use our proprietary design and manufacturing technology. Sales from our specialty optical lens business come from the following lens categories, for the three and six months ended December 31, 2011and 2010:

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Six Months Ended December 31, 2011	Six Months Ended December 31, 2010
Disposable lenses	$825,998	$844,449	$1,725,581	$1,821,192
Custom soft lenses	405,560	282,994	813,680	566,639
Gas permeable lenses	90,667	97,685	188,971	209,637
Replacement and other lenses	137,186	167,966	307,709	325,200
Total sales	$1,459,411	$1,393,094	$3,035,941	$2,922,668

Note 7 — Term Loan, Line of Credit and Interest Rate Swap

On November 9, 2009, the Company closed on a $6,900,000 5-year term loan facility and a new $1,500,000 line of credit with Regions Bank. The term loan facility, which had a six-month advance period, was entered into to fund the Stock Purchase Agreement in January 2010 and the new line of credit replaced the previous line of credit.

On March 31, 2011, the Company entered into an amendment to the term loan facility when the balance was $4,600,00, which reduced the minimum monthly principal payment from $100,000 to $54,762, plus accrued interest and retained the January 2015 expiration date, at which time a final balloon payment will be due. In addition, quarterly principal payments are payable to the extent the cash flow is in excess of certain specified amounts. The amendment, also redefined certain financial covenants and restrictions on the amount of cash dividend payments. The term loan bears interest at a floating rate of 30-day LIBOR plus 4.25% or 3.75% depending on whether the Company’s fixed charge coverage ratio is less than 1.75-to-1 or equal to or greater than 1.75-to-1, with a minimum interest rate of 4.75%.

The line of credit bears interest at a floating rate of 30-day LIBOR plus 3.25% or 3.75% depending on whether the ratio of the Company’s funded debt to its EBITDA is less than 1-to-1 or equal to or greater than 1-to-1, with a minimum interest rate of 4.75%. The maximum borrowings at any time may not exceed the lesser of (i) $1,500,000 or (ii) a sum equal to 80% of Qualified Accounts Receivables plus 50% of Qualified Inventory. The line of credit expired in November 2011, and was extended to November 2012, using the last one-year term extension option. The Company expects to have another line of credit or extension by the time this extension expires in November 2012.

On April 15, 2011, the Company entered into a seven-year capital equipment credit facility for up to $500,000. The capital equipment credit facility bears interest at a floating rate of 30-day LIBOR plus 3.85%. The Company will pay interest only for the initial 8 months from closing, then principal plus accrued interest on a 76 month amortization schedule. This capital equipment financing was put in place for the purchase of manufacturing equipment for additional production capacity and efficiencies. On April 19, 2011 the Company funded the purchase of manufacturing equipment with a draw of $279,998 under the equipment credit facility. On December 30, 2011 the $279,998 draw under the capital equipment credit facility was repaid with cash from operations, and the capital equipment credit facility was closed.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
December 31, 2011

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

The Company was in compliance with all financial covenants and had outstanding balances on the term loan of $3,971,428 and no outstanding balance on the line of credit at December 31, 2011. On October 21, 2011 in accordance with the term loan financial covenants for cash flow in excess of certain specified amounts, the Company made a principal payment of $135,714.

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

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
December 31, 2011

(Unaudited)

Interest rate swap	Balance	Level 1	Level 2	Level 3
June 30, 2011	$ (48,093)	$ -	$ (48,093)	$ -
December 31, 2011	$ (51,448)	$ -	$ (51,448)	$ -

The following presents the balances and net changes in the accumulated other comprehensive loss related to the interest rate swap, net of income taxes.

Interest Rate Swap
Balance at the June 30, 2010	$-
Net change in fair value of interest rate swap, net of tax of $18,096	(29,997)
Balance June 30, 2011	$(29,997)
Net change in fair value of interest rate swap, net of tax of $1,264	(2,091)
Balance December 31, 2011	$(32,088)

Note 9 — Recent Accounting Standards

Recent codified pronouncements by the FASB are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 10 — Subsequent Events

On February 1, 2012, our Board of Directors declared our regular quarterly cash dividend, at the rate of $0.045 per common share, payable February 24, 2012, to stockholders of record at the close of business on February 10, 2012. This is the 22nd consecutive quarterly cash dividend declared.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unilens Vision Inc.

Largo, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Unilens Vision Inc. as of December 31, 2011 and the related condensed consolidated statements of income and changes in accumulated deficit for the three and six month periods ended December 31, 2011 and 2010 and the condensed consolidated statements of cash flows for the six month periods ended December 31, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the management of Unilens Vision Inc.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Unilens Vision Inc. as of June 30, 2011 and the related consolidated statements of income, stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated September 28, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed  consolidated balance sheet as of June 30, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Pender Newkirk & Company LLP

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

February 14, 2012

Item 2 – Management’s Discussion & Analysis of Financial Condition and Results of Operations

The following management discussion and analysis (“MDA”) provides information on the activities of Unilens Vision Inc. and should be read in conjunction with our quarterly condensed consolidated financial statements and notes thereto for the three and six months ended December 31, 2011 (the “Financial Statements”), as well as our Annual Report on Form 10-K for the fiscal year June 30, 2011, filed with the Securities and Exchange Commission.  The Financial Statements have been prepared in United States dollars and in conformity with United States generally accepted accounting principles (“US GAAP”). Unless otherwise indicated, all dollar amounts disclosed in this MDA are expressed in United States Dollars.

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

Overview

We license, manufacture, distribute and market specialty optical lens products using our proprietary design and manufacturing technology. Our products are sold primarily in the United States solely to eye care professionals through in house sales representatives and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our specialty optical lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses. During the three months ended December 31, 2011 the Company’s C-Vue disposable products accounted for approximately 57% of sales.

Sales of our specialty optical lens products accounted  for the largest percentage of our total revenues, constituting approximately 69% while royalty income derived from our exclusive license of our patented multifocal design to Bausch & Lomb was approximately 31% during the three months ended December 31, 2011.

Economic conditions in the United States have restrained our growth. We are however optimistic about the long-term outlook for the contact lens market and the specialty contact lens market, in particular.

Market demographics indicate that speciality contact lenses will continue to be the fastest growing segment of the contact lens market. Specialty contact lenses include toric, toric multifocal, and cosmetic lenses. We believe that our custom soft speciality lenses including our C-Vue multifocal for presbyopia, our C-Vue custom toric for correcting astigmatism and the C-Vue Advanced toric multifocal lens, will continue to grow over time due to market demographics favoring  specialty lenses.

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

The contact lens market is highly competitive.  We compete with industry leaders, such as Vistakon, a unit of Johnson and Johnson, Bausch & Lomb, Ciba Vision Corporation, a division of Alcon/Novartis AG, and Cooper Vision, Inc. a unit of Cooper Vision Companies, Inc.  Our ability to compete successfully is dependent in part on eye care professionals’ perceptions of product quality, product development, technical innovation, and price.

We have a supply agreement with one supplier for the manufacture of our molded C-Vue multifocal lens, which currently accounts for approximately 49% of our quarterly sales.  The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurances that it will continue to do so.

Second Quarter Highlights

•         Sales and total revenue for the second quarter of fiscal 2012 increased 4.8% and 0.2% compared to the second quarter of fiscal 2011.

•         Earnings per share were $0.12 compared to $0.15 in the second quarter of fiscal 2011.

•         Made an additional term loan payment of $135,714 due to the cash recapture provision under the term loan covenants.

•         Paid off our equipment lease line with cash from operations which had a balance of approximately $280,000.

•         Paid our 21st consecutive quarterly dividend, at $0.045 per share in November 2011. On February 1, 2012 we declared our 22nd consecutive quarterly dividend, at an annual rate of $0.18 per share or $0.045 per share quarterly, a dividend yield of 5.8% based on the January month end closing price of $3.10.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of total revenues:

	Three Months Ended December 31				Six Months Ended December 31
	2011		2010		2011		2010
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues	2,113,305	100.0	2,108,697	100.0	4,321,035	100.0	4,298,477	100.0
Operating costs and expenses	1,629,171	77.1	1,518,810	72.0	3,284,701	76.0	3,143,719	73.1
Operating income	484,134	22.9	589,887	28.0	1,036,334	24.0	1,154,758	26.9
Other non-operating items	(69,273)	(3.3)	(70,228)	(3.3)	(139,037)	(3.2)	(140,935)	(3.3)
Income before income tax expense	414,861	19.6	519,659	24.7	897,297	20.8	1,013,823	23.6

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of sales:

	Three Months Ended December 31				Six Months Ended December 31
	2011		2010		2011		2010
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Sales	1,459,411	100.0	1,393,094	100.0	3,035,941	100.0	2,922,668	100.0
Cost of sales	916,891	62.8	877,754	63.0	1,846,956	60.8	1,775,844	60.8
Sales and marketing	391,618	26.8	347,257	24.9	752,840	24.8	712,803	24.4
Administration	298,716	20.5	275,771	19.8	642,001	21.2	618,868	21.2
Research and development	21,946	1.5	18,028	1.3	42,904	1.4	36,204	1.2

Second Quarter

During the three months ended December 31, 2011 (the “Current Quarter”) we earned income before tax of $414,861 compared to income before tax of $519,659 for the three months ended December 31, 2010 (the “Prior Quarter”).  The decrease in income before tax during the Current Quarter of $104,798 was from a decrease in royalty income from Bausch & Lomb of $61,709 to $653,894 in the Current Quarter as compared to $715,603 in the Prior Quarter, (ii) a increase in gross margin of $27,180 from higher sales (iii) excluding cost of sales, an increase in expenses of $71,224 as described below, and (iv) a decrease in other items primarily interest expense, and other income of $955. After recording income tax expense of $133,235, we had net income of $281,626 or $0.12 per diluted share, for the Current Quarter. In comparison, in the Prior Quarter we had net income of $350,237 or $0.15 per diluted share after recording income tax expense of $169,422.

Sales during the Current Quarter were $1,459,411, an increase of $66,317 (4.8%), as compared to sales of $1,393,094 during the Prior Quarter. The disposable lens category decreased by 2.2% as sales of our C-Vue disposable multifocal lenses continue to be affected by economic conditions in the U.S. as well as competition from competitor product offerings and promotional programs. Our custom soft lens category increased by 43.3%, primarily due to increased demand of our new C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement, launched in January of 2011. Our  gas permeable lens category decreased 7.2% primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased by 18.3% due to the expected decline in product lines that are nearing the end of their life cycle.

Gross margin increased 0.2% to 37.2% in the Current Quarter compared to 37.0% in the Prior Quarter due primarily to sales mix changes from higher margin products offset some by the maturation of the C-VUE Advanced Toric Multifocal free trial program.

During the Current Quarter, as compared to the Prior Quarter, expenses increased $71,224. Administrative expenses increased $22,945 primarily due to increases in payroll and related expenses and increased corporate governance expenses. Sales and marketing expenses increased $44,361primarily due to marketing development costs associated with our C-Vue Advanced® HydraVUE™ line as well as increased commissions paid on higher sales, while  research and development expenses increased $3,918 during the Current Quarter, as compared to the Prior Quarter.

We record income tax and income taxes payable at the statutory rates. During the Current Quarter and the Prior Quarter we recorded income tax expense of $133,235 and $169,422, respectively. The effective tax rate for the Current Quarter was 32.1% compared to 32.6% in the Prior Quarter.

Six Months

During the six months ended December 31, 2011 (the “Current Year”) we earned income before tax of $897,297 compared to income before tax of $1,013,823 for the six months ended December 31, 2010 (the “Prior Year”).  The decrease in income before tax during the Current Year of $116,526 was from a decrease in royalty income from Bausch & Lomb of $90,715 to $1,285,094 in the Current Year as compared to $1,375,809 in the Prior Year, (ii) a increase in gross margin of $42,161 from higher sales (iii) excluding cost of sales, an increase in expenses of $69,870 as described below, and (iv) a decrease in other items primarily interest expense, and other income of $1,898. After recording income tax expense of $292,217, we had net income of $605,080 or $0.26 per diluted share, for the Current Year. In comparison, in the Prior Year we had net income of $682,086 or $0.29 per diluted share after recording income tax expense of $331,737.

Sales during the Current Year were $3,035,941, an increase of $113,273 (3.9%), as compared to sales of $2,922,668 during the Prior Year. The disposable lens category decreased by 5.2% as sales of our C-Vue disposable multifocal lenses continue to be affected by economic conditions in the U.S. as well as competition from competitor product offerings and promotional programs. Our custom soft lens category increased by 43.6%, primarily due to increased demand of our new C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. Our  gas permeable lens category decreased 9.9% primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased by 5.4% from the expected decline in product lines that are nearing the end of their life cycle offset by sales increases of Unilens replacement products due to the discontinuation of replacement lens products from several of our competitors.

Gross margin was flat at 39.2% in both the Current Year and the Prior Year due primarily to sales mix changes from higher margin products and the maturation of the C-VUE Advanced Toric Multifocal free trial program.

During the Current Year, as compared to the Prior Year, expenses increased $69,870. Administrative expenses increased $23,133 due to increases in payroll and related expenses and increases in director fees. Sales and marketing expenses increased $40,037 due to higher advertising and sales and payroll related expenses and research and development expenses increased $6,700 during the Current Year, as compared to the Prior Year.

We record income tax and income taxes payable at the statutory rates. During the Current Year and the Prior Year we recorded income tax expense of $292,217 and $331,737, respectively. The effective tax rate for the Current Year was 32.6% compared to 32.7% in the Prior Year.

Liquidity and Capital Resources

Cash and cash equivalents were $195,100 at December 31, 2011 compared to $ 601,360 at June 30, 2011.  The following is a summary of the change in our cash and cash equivalents:

	December 31,
	2011	2010
Net cash provided by operating activities	$940,424	$495,440
Net cash used in investing activities	(389,158)	(131,084)
Net cash used in financing activities	(957,526)	(1,026,484)
Net decrease in cash and cash equivalents	$(406,260)	$(662,128)

As of December 31, 2011, we had working capital of $1,020,020 representing a decrease of $395,248 from our working capital at June 30, 2011. The decrease in working capital was principally due to a decrease in royalty and other receivables, offset by an increase in cash.

During the six months ended December 31, 2011, we generated $940,424 positive cash from operations representing an increase of $444,984 from $495,440 generated during the Prior Year. The increase was due primarily to the reduction of royalty and other receivables, due to the payment received, for the one-time price correction receivable recorded in the fourth quarter of fiscal year 2011, offset by reductions in accounts payable and accrued expenses. Investing activities for the Current Year were for the purchase of capital additions. Total capital additions were $461,847 primarily for manufacturing equipment and from developmental costs related to our recently completed website shopping cart. Cash used for these capital additions was $389,158, an increase of $258,074 from the Prior Year. Financing activities during the Current Year consisted primarily of principal repayments under our term loan facility of $464,286 compared to $600,000 in the Prior Year and the repayment of $279,998 and closing of the capital equipment credit facility with cash from operations. In addition financing activities included the payment of $213,242of dividends to our shareholders compared to $426,484 of dividends in the Prior Year. The lower term loan principal and dividend payments in the Current Year are related to the amendment to our term loan facility in March 2011, which improved our cash flow by decreasing our monthly principal payments from $100,000 to $54,762 and reducing our quarterly dividend payments by 50% from $0.09 to $0.045 per common share. In October 2011, per the redefined financial covenants of our amended term loan facility, we made an additional principal payment of $135,714. Cash income taxes paid during the Current Quarter were $171,000 compared to $453,000 paid in the Prior Year.

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

There have been no changes to our critical accounting policies during the six months of fiscal 2012.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2011 Form 10-K.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Our market risks in the normal course of business are related to changes in interest rates, which at December 31, 2011 are similar to those disclosed in the 2011 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

UNILENS VISION INC. (Registrant)

Date: February 14, 2012	By	/s/Michael J. Pecora
	Name:	Michael J. Pecora
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2012	By	/s/Leonard F. Barker
	Name:	Leonard F. Barker
	Title:	Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)