Form 10-Q
period 2012-03-31
UNILENS VISION INC
filed 2012-05-15
CIK 852564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

As of May 15, 2012 there were 2,369,354 outstanding shares of common stock.

UNILENS VISION INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

Unilens Vision Inc.

Condensed Consolidated Balance Sheets

March 31, 2012 (Unaudited) and June 30, 2011

	March 31, 2012	June 30, 2011
ASSETS
Current
Cash and cash equivalents	$466,427	$601,360
Accounts receivable, net of allowance of $108,992 and $129,644 at March 31, 2012 and June 30, 2011, respectively	752,347	844,200
Royalties and other receivables	639,498	1,028,873
Inventories	695,177	678,674
Prepaid expenses	63,824	31,951
Income taxes receivable	5,890	52,200
Deferred loan costs – current	19,443	19,443
Deferred tax asset – current	152,100	153,500
Total current assets	2,794,706	3,410,201
Property, plant, and equipment, net of accumulated depreciation of $5,231,823 and $5,107,797 at March 31, 2012 and June 30, 2011, respectively	928,035	549,472
Deferred loan costs	35,058	49,640
Other assets	170,010	210,252
Deferred tax asset	36,286	187,696
Total assets	$3,964,095	$4,407,261

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable	$352,154	$420,862
Accrued wages and employee benefits	253,864	272,771
Deferred income	390,381	420,850
Other accrued liabilities	51,217	58,874
Note payable – current	657,144	821,576
Total current liabilities	1,704,760	1,994,933
Fair value interest rate swap	49,657	48,093
Accrued wages and employee benefits	111,336	106,053
Note payable – long-term	3,149,998	3,894,136
Total liabilities	5,015,751	6,043,215
Stockholders’ deficit
Capital stock
Preferred shares, par value $0.001 per share; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common shares, par value $0.001 per share; 30,000,000 shares authorized; shares issued and outstanding 2,369,354	2,369	2,369
Additional paid-in capital	20,286,663	20,286,663
Accumulated other comprehensive loss, net of tax	(30,971)	(29,997)
Deficit	(21,309,717)	(21,894,989)
Total stockholders’ deficit	(1,051,656)	(1,635,954)
Total liabilities and stockholders’ deficit	$3,964,095	$4,407,261

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.

Condensed Consolidated Statements of Income and Changes in Accumulated Deficit

For Three and Nine Months Ended March 31, 2012 and 2011

 (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Revenues:
Sales	$1,586,941	$1,539,555	$4,622,882	$4,462,223
Royalty income	635,538	631,893	1,920,632	2,007,702
Total revenues	2,222,479	2,171,448	6,543,514	6,469,925
Operating costs and expenses:
Cost of sales	971,793	928,612	2,818,749	2,704,456
Administration	327,798	325,397	969,799	944,265
Research and development	21,015	18,971	63,919	55,175
Sales and marketing	398,246	376,515	1,151,086	1,089,318
Total operating costs and expenses	1,718,852	1,649,495	5,003,553	4,793,214
Operating income	503,627	521,953	1,539,961	1,676,711
Other non-operating items:
Other income (expense)	810	(13,734)	2,118	(12,289)
Net interest expense	(59,889)	(66,042)	(200,234)	(208,422)
Total other non-operating items:	(59,079)	(79,776)	(198,116)	(220,711)
Income before income tax expense	444,548	442,177	1,341,845	1,456,000
Income tax expense	144,493	145,385	436,710	477,122
Net income for the period	300,055	296,792	905,135	978,878
Deficit, beginning of period	(21,503,151)	(22,384,815)	(21,894,989)	(22,640,417)
Dividends paid	(106,621)	(213,242)	(319,863)	(639,726)
Deficit, end of period	$(21,309,717)	$(22,301,265)	$(21,309,717)	$(22,301,265)
Net income per common share:
Basic	$0.13	$0.13	$0.38	$0.41
Diluted	$0.13	$0.13	$0.38	$0.41
Weighted average number of common shares outstanding during the period:
Basic	2,369,354	2,369,354	2,369,354	2,369,354
Effect of dilutive options	-	-	-	-
Diluted	2,369,354	2,369,354	2,369,354	2,369,354

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.

Condensed Consolidated Statements of Cash Flows

For Nine Months Ended March 31, 2012 and 2011

(Unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$905,135	$978,878
Items not affecting cash:
Depreciation and amortization	124,027	106,525
Deferred tax expense	153,400	82,200
Stock based compensation	-	790
Change in working capital items	340,839	(73,087)
Net cash provided by operating activities	1,523,401	1,095,306
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment and other assets	(429,901)	(140,757)
Net cash used in investing activities	(429,901)	(140,757)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings under term loan	(908,570)	(900,000)
Loan financing costs	-	(12,562)
Common stock dividends paid	(319,863)	(639,726)
Net cash used in financing activities	(1,228,433)	(1,552,288)
Change in cash and cash equivalents during the period	(134,933)	(597,739)
Cash and cash equivalents, beginning of period	601,360	1,080,540
Cash and cash equivalents, end of period	$466,427	$482,801
Supplemental cash flow disclosure information:
Noncash investing and financing activities:
Change in fair value of interest rate swap	$(1,565)	$(21,769)
Cash paid during the period for interest	$182,044	$195,212
Cash paid during the period for income taxes	$237,000	$574,691

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2012

(Unaudited)

Note 1 — Basis of Presentation and Consolidation

Basis of Presentation

Unilens Vision Inc. operates through our wholly-owned subsidiary, Unilens Corp. USA, located in Largo, Florida. The accompanying consolidated financial statements (the “Financial Statements”) for the interim periods ended March 31, 2012 and 2011 (the “Interim Period”) are i) prepared on the basis of accounting principles generally accepted in the United States, ii) conform in all material respects with accounting principles generally accepted in Canada, and iii) are unaudited, but in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, operations, and changes in financial results of the Interim Period.  The Financial Statements are not necessarily indicative of the results to be expected for the full year.  The Financial Statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements, and therefore should be read in conjunction with our audited financial statements for the year ended June 30, 2011. Additional information concerning us is contained in the Management Discussion and Analysis included in this quarterly report.

Basis of Consolidation

These consolidated financial statements include the accounts of Unilens Vision Inc. and its wholly-owned subsidiary, Unilens Corp. USA and its wholly-owned subsidiary, Unilens Vision Sciences Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2 — Stock-Based Compensation, Stock Options and Stock

Stock-based payments are recorded using the fair value method of accounting for stock options.  Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. There was no   stock compensation expense attributable to stock options charged against income for the fiscal quarter ended March 31, 2012, since no options were granted during such period and all options outstanding at the beginning of such period were fully vested. There was $790 of unrecognized  stock compensation expense attributable to stock options previously issued that vested on January 1, 2011, charged against income during the second fiscal quarter ended  December 31, 2011. There were no options granted during the fiscal quarter ended March 31, 2011.

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
March 31, 2012

 (Unaudited)

At the Annual General Meeting of Shareholders held on March 25, 2010, the shareholders approved the Unilens’ Incentive Stock Option Plan. The initial maximum number of shares available for option grants under the Stock Option Plan is 236,935.

The following table describes the number and the exercise price of options that have been granted, exercised, or cancelled under the Stock Option Plan approved on March 25, 2010 during the nine month period ended March 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, beginning of year	160,000	$4.83	8.67 Years
Exercised	-
Granted
Directors/Employees	-
Consultants	-
Sub-total granted	-
Expired/cancelled	-
Outstanding, end of period	160,000	$4.83	7.92 Years
Options exercisable, end of period	160,000	$4.83	7.92 Years

As of March 31, 2012 we have 160,000 options outstanding and an additional 76,935 options available for future grants under the existing Incentive Stock Option Plan.

There was no cash proceeds, related to options exercised during the nine months ended March 31, 2012, as no options were exercised.

The following table describes the number of options, exercise price, and expiry date of the options granted by the Company that were outstanding at March 31, 2012:

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

As of March 31, 2012 the aggregate intrinsic value of options outstanding and options exercisable were both zero since the closing price of our common shares on that date of $3.11 were less then the exercise price.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2012

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

Note 4 — Inventories

	As at March 31, 2012	As at June 30, 2011
Raw materials	$302,612	$273,526
Work in progress	26,390	32,492
Finished goods	380,877	390,037
	709,879	696,055
Less allowance for obsolescence	14,702	17,381
	$695,177	$678,674

Note 5 — Supplemental Disclosure with Respect to Cash Flows

	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2011
Cash provided by (used in):
Accounts and royalties and other receivables	$481,227	$175,033
Inventories	(16,503)	(82,013)
Prepaid expenses and other assets	(49,738)	(45,018)
Accounts payable and accrued liabilities	(120,457)	58,680
Income taxes payable	46,310	(179,769)
Change in working capital items	$340,839	$(73,087)

During the nine months ended March 31, 2012, $72,689 of developmental costs related to our recently completed website shopping cart, were moved from other assets at June 30, 2011 to property, plant and equipment, on the accompanying condensed consolidated balance sheets.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2012

(Unaudited)

Note 6 — Revenue Information

All of our assets and operations are located in the United States in one business segment. Our revenues are derived from royalty income received from our exclusive agreement with Bausch & Lomb Incorporated (“Bausch & Lomb”), for the use of our patented multifocal designs and technology, and from sales from our specialty optical lens business, which manufactures and distributes optical products that use our proprietary design and manufacturing technology. Sales from our specialty optical lens business come from the following lens categories, for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2011
Disposable lenses	$885,110	$924,457	$2,610,691	$2,745,649
Custom soft lenses	442,078	350,287	1,255,758	916,926
Gas permeable lenses	100,177	104,955	289,148	314,592
Replacement and other lenses	159,576	159,856	467,285	485,056
Total sales	$1,586,941	$1,539,555	$4,622,882	$4,462,223

Note 7 — Term Loan, Line of Credit and Interest Rate Swap

On November 9, 2009, the Company closed on a $6,900,000 5-year term loan facility and a new $1,500,000 line of credit with Regions Bank. The term loan facility, which had a six-month advance period, was entered into to fund the Stock Purchase Agreement in January 2010 and the new line of credit replaced the previous line of credit.

On March 31, 2011, the Company entered into an amendment to the term loan facility when the balance was $4,600,000, which reduced the minimum monthly principal payment from $100,000 to $54,762, plus accrued interest and retained the January 2015 expiration date, at which time a final balloon payment will be due. In addition, quarterly principal payments are payable to the extent the cash flow is in excess of certain specified amounts. The amendment, also redefined certain financial covenants and restrictions on the amount of cash dividend payments. The term loan bears interest at a floating rate of 30-day LIBOR plus 4.25% or 3.75% depending on whether the Company’s fixed charge coverage ratio is less than 1.75-to-1 or equal to or greater than 1.75-to-1, with a minimum interest rate of 4.75%.

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
March 31, 2012

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

The Company was in compliance with all financial covenants and had outstanding balances on the term loan of $3,807,142 and no outstanding balance on the line of credit at March 31, 2012. On October 21, 2011 in accordance with the term loan financial covenants for cash flow in excess of certain specified amounts, the Company made a principal payment of $135,714.

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

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2012

(Unaudited)

Interest rate swap	Balance	Level 1	Level 2	Level 3
June 30, 2011	$ (48,093)	$ -	$ (48,093)	$ -
March 31, 2012	$ (49,657)	$ -	$ (49,657)	$ -

The following presents the balances and net changes in the accumulated other comprehensive loss related to the interest rate swap, net of income taxes.

Interest Rate Swap
Balance at the June 30, 2010	$-
Net change in fair value of interest rate swap, net of tax of $18,096	(29,997)
Balance June 30, 2011	$(29,997)
Net change in fair value of interest rate swap, net of tax of $590	(974)
Balance March 31, 2012	$(30,971)

Note 9 — Recent Accounting Standards

Recent codified pronouncements by the FASB are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 10 — Subsequent Events

On May 1, 2012, our Board of Directors declared our regular quarterly cash dividend, at the rate of $0.045 per common share, payable May 25, 2012, to stockholders of record at the close of business on May 14, 2012. This is the 23rd consecutive quarterly cash dividend declared.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unilens Vision Inc.

Largo, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Unilens Vision Inc. as of March 31, 2012 and the related condensed consolidated statements of income and changes in accumulated deficit for the three and nine month periods ended March 31, 2012 and 2011 and the condensed consolidated statements of cash flows for the nine month periods ended March 31, 2012 and 2011. These condensed consolidated financial statements are the responsibility of the management of Unilens Vision Inc.

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

May 15, 2012

Item 2 – Management’s Discussion & Analysis of Financial Condition and Results of Operations

The following management discussion and analysis (“MDA”) provides information on the activities of Unilens Vision Inc. and should be read in conjunction with our quarterly condensed consolidated financial statements and notes thereto for the three and nine months ended March 31, 2012 (the “Financial Statements”), as well as our Annual Report on Form 10-K for the fiscal year June 30, 2011, filed with the Securities and Exchange Commission.  The Financial Statements have been prepared in United States dollars and in conformity with United States generally accepted accounting principles (“US GAAP”). Unless otherwise indicated, all dollar amounts disclosed in this MDA are expressed in United States Dollars.

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

Overview

We license, manufacture, distribute and market specialty optical lens products using our proprietary design and manufacturing technology. Our products are sold primarily in the United States solely to eye care professionals through in house sales representatives and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our specialty optical lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses. During the three months ended March 31, 2012 the Company’s C-Vue disposable products accounted for approximately 56% of sales.

Sales of our specialty optical lens products accounted  for the largest percentage of our total revenues, constituting approximately 71% while royalty income derived from our exclusive license of our patented multifocal design to Bausch & Lomb was approximately 29% during the three months ended March 31, 2012.

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

We have a supply agreement with one supplier for the manufacture of our molded C-Vue multifocal lens, which currently accounts for approximately 48% of our quarterly sales.  The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurances that it will continue to do so.

Third Quarter Highlights

•         Sales and total revenue for the third quarter of fiscal 2012 increased 3.1% and 2.4% compared to the third quarter of fiscal 2011.

•         Operating expenses increased 3.6% compared to the third quarter of fiscal 2011.

•         Net income increased 1.1% compared to the third quarter of fiscal 2011.

•         Earnings per share were $0.13 compared to $0.13 in the third quarter of fiscal 2011.

•         Paid our 22nd consecutive quarterly dividend, at $0.045 per share in February 2012. On May 1, 2012 we declared our 23rd consecutive quarterly dividend, at an annual rate of $0.18 per share or $0.045 per share quarterly, a dividend yield of 5.2% based on the April month end closing price of $3.46.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of total revenues:

	Three Months Ended March 31				Nine Months Ended March 31
	2012		2011		2012		2011
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues	2,222,479	100.0	2,171,448	100.0	6,543,514	100.0	6,469,925	100.0
Operating costs and expenses	1,718,852	77.3	1,649,495	76.0	5,003,553	76.5	4,793,214	74.1
Operating income	503,627	22.7	521,953	24.0	1,539,961	23.5	1,676,711	25.9
Other non-operating items	(59,079)	(2.7)	(79,776)	(3.7)	(198,116)	(3.0)	(220,711)	(3.4)
Income before income tax expense	444,548	20.0	442,177	20.3	1,341,845	20.5	1,456,000	22.5

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of sales:

	Three Months Ended March 31				Nine Months Ended March 31
	2012		2011		2012		2011
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Sales	1,586,941	100.0	1,539,555	100.0	4,622,882	100.0	4,462,223	100.0
Cost of sales	971,793	61.2	928,612	60.3	2,818,749	61.0	2,704,456	60.6
Sales and marketing	398,246	25.1	376,515	24.4	1,151,086	24.9	1,089,318	24.4
Administration	327,798	20.7	325,397	21.1	969,799	21.0	944,265	21.2
Research and development	21,015	1.3	18,971	1.2	63,919	1.4	55,175	1.2

Third Quarter

During the three months ended March 31, 2012 (the “Current Quarter”) we earned income before tax of $444,548 compared to income before tax of $442,177 for the three months ended March 31, 2011 (the “Prior Quarter”).  The increase in income before tax during the Current Quarter of $2,371 was from a increase in royalty income from Bausch & Lomb of $3,645 to $635,538 in the Current Quarter as compared to $631,893 in the Prior Quarter, (ii) an increase in gross margin of $4,205 from higher sales (iii) excluding cost of sales, an increase in expenses of $26,176 as described below, and (iv) a decrease in other items primarily interest expense, and other income of $20,697. After recording income tax expense of $144,493, we had net income of $300,055 or $0.13 per diluted share, for the Current Quarter. In comparison, in the Prior Quarter we had net income of $296,792 or $0.13 per diluted share after recording income tax expense of $145,385.

Sales during the Current Quarter were $1,586,941, an increase of $47,386 (3.1%), as compared to sales of $1,539,555 during the Prior Quarter. The disposable lens category decreased by 4.3% as sales of our C-Vue disposable multifocal lenses continue to be affected by economic conditions in the U.S. as well as competition from competitor product offerings and promotional programs. Our custom soft lens category increased by 26.2%, primarily due to increased demand of our new C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement, launched a year ago in January of 2011. Our  gas permeable lens category decreased 4.6% primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased by 0.2% due to the expected decline in product lines that are nearing the end of their life cycle.

Gross margin decreased 0.9% to 38.8% in the Current Quarter compared to 39.7% in the Prior Quarter due primarily to sales mix changes away from higher margin products and slightly higher product costs.

During the Current Quarter, as compared to the Prior Quarter, expenses increased 3.6% or $26,176. Administrative expenses increased $2,401 primarily due to increases in payroll and related expenses offset by decreases in corporate governance expenses. Sales and marketing expenses increased $21,731 primarily due to marketing costs associated with our C-Vue Advanced® HydraVUE™ line as well as higher advertising and payroll related expenses related to increasing sales, while research and development expenses increased $2,044 during the Current Quarter, as compared to the Prior Quarter.

We record income tax and income taxes payable at the statutory rates. During the Current Quarter and the Prior Quarter we recorded income tax expense of $144,493 and $145,385, respectively. The effective tax rate for the Current Quarter was 32.5% compared to 32.9% in the Prior Quarter.

Nine Months

During the nine months ended March 31, 2012 (the “Current Year”) we earned income before tax of $1,341,845 compared to income before tax of $1,456,000 for the nine months ended March 31, 2011 (the “Prior Year”).  The decrease in income before tax during the Current Year of $114,155 was from a decrease in royalty income from Bausch & Lomb of $87,070 to $1,920,632 in the Current Year as compared to $2,007,702 in the Prior Year, (ii) a increase in gross margin of $46,366 from higher sales (iii) excluding cost of sales, an increase in expenses of $96,046 as described below, and (iv) a decrease in other items primarily interest expense, and other income of $22,595. After recording income tax expense of $436,710, we had net income of $905,135 or $0.38 per diluted share, for the Current Year. In comparison, in the Prior Year we had net income of $978,878 or $0.41 per diluted share after recording income tax expense of $477,122.

Sales during the Current Year were $4,622,882, an increase of $160,659 (3.6%), as compared to sales of $4,462,223 during the Prior Year. The disposable lens category decreased by 4.9% as sales of our C-Vue disposable multifocal lenses continue to be affected by economic conditions in the U.S. as well as competition from competitor product offerings and promotional programs. Our custom soft lens category increased by 37.0%, primarily due to increased demand of our new C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. Our  gas permeable lens category decreased 8.1% primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased by 3.7% from the expected decline in product lines that are nearing the end of their life cycle offset by sales increases of Unilens replacement products due to the discontinuation of replacement lens products from several of our competitors.

Gross margin was down slightly at 39.0% in the Current Year compared to 39.4% in the Prior Year due primarily to sales mix changes away from higher margin products.

During the Current Year, as compared to the Prior Year, expenses increased $96,046. Administrative expenses increased $25,534 due to increases in payroll and related expenses and increases in director fees. Sales and marketing expenses increased $61,768 due to higher advertising and sales and payroll related expenses and research and development expenses increased $8,744 during the Current Year, as compared to the Prior Year.

We record income tax and income taxes payable at the statutory rates. During the Current Year and the Prior Year we recorded income tax expense of $436,710 and $477,122, respectively. The effective tax rate for the Current Year was 32.5% compared to 32.8% in the Prior Year.

Liquidity and Capital Resources

Cash and cash equivalents were $466,427 at March 31, 2012 compared to $ 601,360 at June 30, 2011.  The following is a summary of the change in our cash and cash equivalents:

	March 31,
	2012	2011
Net cash provided by operating activities	$1,523,401	$1,095,306
Net cash used in investing activities	(429,901)	(140,757)
Net cash used in financing activities	(1,228,433)	(1,552,288)
Net decrease in cash and cash equivalents	$(134,933)	$(597,739)

As of March 31, 2012, we had working capital of $1,089,946 representing a decrease of $325,322 from our working capital at June 30, 2011. The decrease in working capital was due to a decrease in cash, and principally to the decrease in royalty and other receivables, offset by a decrease in current notes payable related to the payoff of the capital equipment credit facility in December 2011.

During the nine months ended March 31, 2012, we generated $1,523,401 positive cash from operations representing an increase of $428,095 from $1,095,306 generated during the Prior Year. The increase was due primarily to the reduction of royalty and other receivables, and the payment received, for the one-time price correction receivable recorded in the fourth quarter of fiscal year 2011, offset by reductions in accounts payable and accrued expenses.

Investing activities for the Current Year were for the purchase of capital additions. Total capital additions were $502,590 primarily for manufacturing equipment and from developmental costs related to the completion of our website shopping cart. Cash used for these capital additions was $429,901, an increase of $289,144 from the Prior Year. Financing activities during the Current Year consisted primarily of principal repayments under our term loan facility of $628,572 compared to $900,000 in the Prior Year and the repayment of $279,998 and closing of the capital equipment credit facility with cash from operations. In addition financing activities included the payment of $319,863 of dividends to our shareholders compared to $639,726 of dividends in the Prior Year. The lower term loan principal and dividend payments in the Current Year are related to the amendment to our term loan facility in March 2011, which improved our cash flow by decreasing our monthly principal payments from $100,000 to $54,762 and reducing our quarterly dividend payments by 50% from $0.09 to $0.045 per common share. In October 2011, per the redefined financial covenants of our amended term loan facility, we made an additional principal payment of $135,714. Cash income taxes paid during the Current Quarter were $237,000 compared to $574,691 paid in the Prior Year.

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

There have been no changes to our critical accounting policies during the nine months of fiscal 2012.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2011 Form 10-K.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Our market risks in the normal course of business are related to changes in interest rates, which at March 31, 2012 are similar to those disclosed in the 2011 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Item 4 – Mine Safety Disclosures

None

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

UNILENS VISION INC. (Registrant)

Date: May 15, 2012	By	/s/Michael J. Pecora
	Name:	Michael J. Pecora
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	By	/s/Leonard F. Barker
	Name:	Leonard F. Barker
	Title:	Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)