Form 10-K
period 2012-06-30
UNILENS VISION INC
filed 2012-09-28
CIK 852564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-17861

UNILENS VISION INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2254517 (I.R.S. Employer Identification No.)

10431 72nd Street, North Largo, Florida (Address of principal executive offices)	33777-1511 (Zip code)

Registrant’s telephone number, including area code: (727) 544-2531

Securities registered pursuant to Section 12(b) of the Exchange Act:  None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class: Common Stock, $.001 par value	Name of Each Exchange On Which Registered: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

As of December 31, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date of $3.29, was approximately $5,497,202.

As of September 28, 2012, 2,369,354 shares of the registrant’s Common Stock were outstanding.

USE OF CERTAIN TERMS

As used in this Annual Report for the fiscal year ending June 30, 2012, unless the context otherwise requires, "we", "us", "our", or "Unilens" refers to Unilens Vision Inc. and its subsidiaries.  In this Form 10-K, references to "Cdn$" are to Canadian dollars; and references to "U.S. dollars", "U.S. $" or "$" are to United States dollars.

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

2

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

We license, manufacture, distribute and market specialty optical lens products using proprietary design and manufacturing technology. Our products are sold primarily in the United States solely to eye care professionals through in house sales representatives and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our specialty optical lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses. During the twelve months ended June 30, 2012 our C-Vue disposable products accounted for approximately 56% of our sales.

In January 2010, Unilens Corp. USA obtained a $6.9 million 5-year term loan facility and a $1.5 million line of credit from Regions Bank, which was used to finance the repurchase of approximately 48% of our outstanding shares, from our then largest shareholder. The loan facility and line of credit bear a floating interest rate consisting of a premium over LIBOR and are secured by certain of our assets. On August 6, 2010, we entered into an interest rate swap agreement facilitated by Regions Bank, which effectively converted our variable rate debt under the term loan of LIBOR plus 3.75% to a fixed rate of 5.16% (currently 5.66%), without exchanging the notional principal amount.

On March 31, 2011, we entered into an amendment to the term loan facility, which reduced our minimum monthly principal payments by approximately 45%, while retaining the January 2015 expiration date at which time a final balloon payment will be due. The amendment, also provided that if we generate cash flow in excess of certain specified amounts we may be required to make additional quarterly principal payments, up to the amount of the original monthly principal amortization. Furthermore, we agreed on a redefinition of certain financial covenants and restrictions on the amount of our cash dividend payments.

On April 15, 2011, we entered into a seven-year capital equipment credit facility with Regions Bank for up to $500,000. The capital equipment credit facility bears interest at a floating rate of 30-day LIBOR plus 3.85%. This capital equipment financing was put in place for the purchase of manufacturing equipment for additional production capacity and efficiencies. On December 30, 2011 we repaid the $279,998 advance under the capital equipment credit facility with cash from operations, and terminated this credit facility.

On May 23, 2012, we obtained a new $3,500,000 5-year term loan facility and a $1,500,000 line of credit with Hancock Bank, which replaced the term loan facility and line of credit with Regions Bank. The Hancock Bank term loan and line of credit both bear interest at a floating rate of 30-day LIBOR plus 3.00%. As part of this refinancing, the interest rate swap with Regions Bank and the related agreement were terminated (See Note 6, Term Loan, Line of Credit and Interest Rate Swap, to our Consolidated Financial Statements included in this Annual Report).

Products and Services

Our disposable lenses line consists of the C-Vue multifocal, a cast molded blister-packed box of six lenses sold for frequent replacement, the C-Vue Aspheric single vision lens, a single vision disposable soft contact lens sold for frequent replacement and the C-Vue 1 Day Aspheric single vision daily disposable soft contact lens sold for one day wear then just simply thrown away. The C-Vue multifocal lens is manufactured for us by a third party utilizing one of our patented soft lens designs and is marketed exclusively in the United States to eye care professionals. The cast molded C-Vue Aspheric single vision lens and the C-Vue 1 Day Aspheric single vision lens are each manufactured for us by a third party utilizing Wavefront inspired technology. We market the C-Vue Aspheric single vision lens in a blister-packed box of six lenses and the C-Vue 1 Day Aspheric single vision lens in blister-packs of 30 and 90 lenses.

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

In October 2001, we licensed the exclusive worldwide rights to our multifocal soft contact lens design to Bausch + Lomb Incorporated (“Bausch + Lomb”), which manufactures and markets a cast-molded multifocal soft contact lens using our technology.  We receive a royalty ranging from two to five percent of Bausch + Lomb’s worldwide net sales of the product for as long as it manufactures and sells products utilizing our technology. During the fiscal years ended June 30, 2012, 2011, and 2010 we recorded $2,539,696, $2,702,324, and $2,976,945, respectively, in royalty income. There can be no assurance, however, that Bausch + Lomb will continue to sell products utilizing our technology in the future.

Our sales are not substantially subject to seasonality, except that sales during the quarter ending December 31 are normally lower than other quarters due to a decrease in patient visits to eye care professionals during the Christmas holiday season.

We rely on several suppliers, for most of the raw materials used in the production of our soft contact lenses. During fiscal 2011, we began purchasing silicone hydrogel raw material, which we did not previously have access to, from Contamac US. Shortly thereafter in January 2011, we launched our new C-Vue Advanced HydraVue family of silicone hydrogel custom contact lenses.  Except for silicone hydrogel, our raw materials are readily available in our industry and alternate vendors have been identified as potential suppliers with competitive pricing and quality.  Over the past three fiscal years, we have not experienced any volatility in the price of raw materials.

We have a supply agreement with one supplier for the manufacture of our molded C-Vue multifocal lens, which currently accounts for approximately 49% of our annual sales.  The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurances that it will continue to do so.

Backlog is not a material factor in our business.

Competition

We operate within the highly competitive contact lens market.  We compete with industry leaders, such as Vistakon, Inc. a unit of Johnson and Johnson Vision Care, Inc., Bausch + Lomb, Alcon Laboratories, Inc., a division of Novartis AG, and Cooper Vision, Inc. a unit of Cooper Companies, Inc. Our ability to compete successfully is dependent in part on eye care professionals’ perceptions of product quality, product development, technical innovation, and price. We market our products worldwide.  For the fiscal years ending June 30, 2012, 2011, and 2010, approximately 1% in each year was from revenue derived from sales outside the United States, primarily from sales in Brazil, Canada, Germany, Switzerland and Spain.

The conventional soft multifocal contact lens business has been affected by the introduction of molding manufacturing technology, allowing for the mass production of most lens types at a fraction of the cost to lathe lenses. The entry of these molded lenses into the marketplace has created significant price competition. The reduced cost of the molded lens allows for liberal amounts of trial lenses to be provided to eye care professionals for a more productive fitting session and immediate dispensing of lenses.  Furthermore, lower manufacturing costs led to the introduction of frequent replacement and disposable lenses, a modality preferred by many consumers.  Recognizing this trend, we signed an agreement with a third party in 2002 for the supply of disposal multifocal molded soft contact lenses (C-Vue) utilizing our patented design.  The C-Vue brand was launched to eye care professionals in the United States during September 2002. In February 2006, we announced the launch of the first aspheric, single vision daily wear, frequent replacement disposable soft contact lens available under the C-Vue brand. The C-Vue Aspheric single vision lens is manufactured by a third party utilizing, Wavefront inspired technology. In May 2008, we launched the all-new C-Vue 1 Day ASV, which is the first aspheric daily disposable contact lens sold under the C-Vue brand. The cast molded C-Vue 1 Day ASV lens is manufactured for us by a third party utilizing Wavefront inspired technology, and is marketed to eye care professionals in blister-packs of 30 and 90 lenses. During fiscal 2011, our C-Vue disposable products accounted for approximately 56% of sales. We expect that sales of the C-Vue brand multifocal,  the C-Vue Aspheric single vision and the C-Vue 1 Day ASV lenses in total will make up a smaller percentage of our next fiscal year sales as sales of our custom soft lenses continue to escalate.

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

Our C-Vue Advanced HydraVue family of silicone hydrogel custom contact lenses are part of our increased emphasis on silicone hydrogel products in our soft custom lens business. The contact lens market has experienced a shift in recent years towards molded and lathe cut lenses manufactured with silicone hydrogel materials. While we currently do not have access to molded silicone hydrogel products, we anticipate the launch of a new silicone hydrogel disposable multifocal lens within the next twelve months.

We regularly compete with a number of other companies in the contact lens industry that have substantially greater financial resources than we do.  Our ability to compete is based upon marketing quality products to eye care professionals utilizing our patented technology.

Government Regulation

Contact lenses are regulated as medical devices in the U.S., the EU and other countries.  In the U.S., all non-exempt devices must receive pre-market approval by the FDA.  There are two review procedures to gain this pre-market approval depending on the amount of risk posed by the device: a Premarket Approval Application (“PMA”) procedure and a Section 510(k) submission.  Under a PMA, the manufacturer must submit to the FDA supporting evidence sufficient to prove the safety and effectiveness of the device.  The FDA has 180 days to review a PMA.  Certain products, however, may qualify for a submission authorized by Section 510(k).  Under this procedure, the manufacturer gives the FDA a pre-market notification that it intends to commence marketing the product, and that it has established that the product is substantially equivalent to another product already on the market.  The FDA has 90 days to review a Section 510(k) submission.  In the EU, the "CE" mark is required for all medical devices sold.  We hold a CE mark for the classes of contact lenses that we sell.  The CE mark allows us to market products upon signing a declaration of conformity with the EU's Medical Device Directive requirements, which we do for each product sold.  In addition, medical device sales in the EU require auditing by a Notified Body to ensure that the manufacturer's quality systems are in compliance with the requirements of the ISO 9000 standards.  We have a Notified Body, which routinely audits our quality systems.  See "Item 1A --"Risk Factors" – Our manufacturing facility located in the U.S. and our products sold in the U.S. are subject to stringent regulation by the Food and Drug Administration.

See "Item 1A --"Risk Factors". Our products are subject to stringent regulation by various foreign jurisdictions in which our products are sold. The cost of compliance with U.S. and foreign regulatory requirements is significant and, particularly when we introduce new products, may from time to time be material to our business.

Research and Development

We have ongoing research and development activities relating to different contact lens products, other applications of our technology and component materials.  Research and development expenditures for fiscal years ending June 30, 2012 and 2011 were $85,404 and $75,934, respectively.  Future new product development may involve additional costs including the cost of obtaining FDA approval, which may take a significant amount of time.

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

Employees

All but one of our 46 employees are full time and are located in the Tampa – St. Petersburg Florida area, primarily in our Largo, Florida facility.

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

In October 2001, we entered into an exclusive worldwide license on one of our patented multi-focal design technologies with Bausch + Lomb, which generates a significant portion of our net income.  We collect royalties based on Bausch + Lomb's worldwide net sales of products utilizing our technology.  There can be no assurance, however, that Bausch + Lomb will continue to sell products in the future utilizing our technology at the same levels as it currently does or at all.

We rely on one supplier for our molded contact lenses and one supplier for our silicone hydrogel raw material used in the production of our soft lathe-cut contact lenses.

In June 2002, we entered into a supply agreement with one of our suppliers for the manufacture of our Molded C-Vue multifocal lens, which accounts for a significant portion of our sales (approximately 49% during the 2012 fiscal year). The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurance that it will continue to meet its obligations under our agreement or as to any renewal of our supply agreement.  The supplier is not under any obligation to supply products utilizing other materials or manufacturing processes, or to meet our possible future requirements for design or material changes and enhancements. While alternate suppliers for the manufacture of specialty molded or partially molded contact lenses have been identified, should the need arise,  there can be no assurance that an alternate supplier can successfully manufacture lenses to our specifications or material requirements on acceptable terms, or within the constraints of our exclusive license agreement with Bausch + Lomb.

The raw materials used for the production of most of our lathe-cut soft contact lenses are purchased from several suppliers. Over the past three years we have not experienced any interruption in the supply of these raw materials. While alternate vendors have been identified, should the need arise, there can be no assurance that an alternate supplier can provide the raw materials in accordance with our specifications or on acceptable terms. We did not have access to the silicone hydrogel raw material used in our advanced soft lathe–cut contact lenses prior to the 2011 fiscal year and we currently obtain it from only one supplier, Contamac US.

We face intense competition, and our failure to compete effectively could have a material adverse effect on our profitability and results of operations.

The market for soft contact lenses is intensely competitive and many competing products have lower prices than do ours. Our ability to increase U.S. market penetration is dependent on persuading eye care professionals to recommend our products to consumers, as well as persuading consumers of competing products to switch to our products, on the basis of quality, features and value.  Our products compete with similar products offered by a number of larger companies, including Vistakon, Inc. a unit of Johnson and Johnson Vision Care, Inc., Bausch + Lomb, Alcon Laboratories, Inc., a division of Novartis AG, and Cooper Vision, Inc., a unit of Cooper Companies, Inc. Many of our competitors have substantially greater financial, marketing and technical resources, greater market penetration and larger manufacturing capacities and volumes.  Among other things, these advantages may afford our competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. We believe that certain of our competitors are expanding, or are planning to expand, their manufacturing capacity, and are implementing automated manufacturing processes, in order to support anticipated increases in volume.  Because many of the costs incurred in producing contact lenses are relatively fixed, a manufacturer that can increase its volume can generally reduce its per unit costs and thereby increase its flexibility to reduce prices.  Our competitors could also reduce prices to increase sales volumes, so as to utilize their production capacity, or for other reasons.  Price reductions by competitors could make our products less competitive, and we cannot assure you that we would be able to either match a competitor's pricing plan or reduce our prices in response.  Our ability to respond to competitive pressures by decreasing our prices without adversely affecting our gross margins and operating results will depend on our ability to decrease our costs per lens.  Any significant decrease in our costs per lens will depend, in part, on our ability to increase sales volume and production capacity, of which there can be no assurance. Our failure to respond to competitive pressures and particularly price competition in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

We believe that certain of our competitors are planning to introduce new multifocal or other specialty lens designs in the near future. Competition from products utilizing new lens designs may have a material adverse effect on our business, financial condition and results of operations.

The contact lens market has experienced a shift in recent years towards lenses manufactured with silicone hydrogel materials, which feature higher oxygen permeability. Many of our competitors have had access to higher oxygen permeable silicone hydrogel materials for some time. During the first half of calendar 2011, we began purchasing this material from one supplier.  Shortly thereafter, we launched our new C-Vue Advanced HydraVue family of silicone hydrogel custom contact lenses.  While we currently do not have access to molded silicone hydrogel products, in the meantime, we will continue to compete based on our patented lens design technology and with our new silicon hydrogel lathe cut custom contact lenses.

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

We are a holding company with essentially no operations of our own and conduct substantially all of our business operations through our subsidiary, Unilens Corp. USA and its subsidiary Unilens Vision Sciences, Inc.  Our only significant asset is the outstanding capital stock of such subsidiaries.  We are wholly dependent, other than from debt or equity financings, on the cash flow of such subsidiaries and dividends and distributions from such subsidiaries in order to service any current and future indebtedness obligations we may have.

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

We have paid special and quarterly dividends only since August 2006. For the fiscal year ending June 30, 2013, the Company has so far paid quarterly cash dividends totaling $0.045 per common share. The amount of future dividends will depend on earnings, cash flow, and other aspects of our business as determined and declared by the Board of Directors. There can be no assurance that we can generate sufficient earnings and cash flow to continue paying quarterly dividends.

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

Our products are manufactured in quantities sufficient to satisfy our current level of product sales.  If we experience increases in sales, we may need to increase our production beyond our present manufacturing capacity.  The process for transferring the manufacture of our products to new facilities is lengthy and requires regulatory approval, and our manufacturing and related costs could increase as a result of the transaction.  Any prolonged disruption in the operation of our manufacturing facilities or those of our third-party manufacturers, or any significant increase in associated costs, could materially harm our business, financial condition and results of operations.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.                properties

We lease a 27,000 square foot manufacturing facility in Largo, Florida, pursuant to a lease agreement with a lease term through June 30, 2013. All of our manufacturing, research and development, executive and administrative activities are located in this facility, except for certain administrative functions that are conducted by Unilens Vision Sciences, Inc. in offices located in Wilmington, Delaware. We also lease a sales office in Clearwater, Florida, pursuant to a lease agreement with a lease term through July 31, 2015. We believe our facilities are adequate for our needs. We are not aware of any environmental issues with respect to our facilities.

ITEM 3.                legal proceedings

Other than ordinary routine litigation incidental to our business, there are no material pending legal proceedings to which we are a party or to which any of our properties is subject.

ITEM 4.            MINE SAFETY DISCLOSURES

None.

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

U.S. MARKETS OTC Market Groups OTCQB:UVIC and Pink Sheets UVIC.PK – Trading in U.S. Dollars
Fiscal Year	2012			2011
	High	Low		High	Low
First Quarter	$4.10	$2.78	First Quarter	$4.58	$3.67
Second Quarter	3.29	2.78	Second Quarter	4.40	3.65
Third Quarter	3.49	3.00	Third Quarter	4.78	4.14
Fourth Quarter	3.45	2.75	Fourth Quarter	4.48	2.91

CANADIAN MARKETS TSX Venture Exchange: UVI – Trading in Canadian Dollars
Fiscal Year	2012			2011
	High	Low		High	Low
	(CDN $)	(CDN $)		(CDN $)	(CDN $)
First Quarter	$3.50	$2.56	First Quarter	$4.50	$3.73
Second Quarter	3.18	2.75	Second Quarter	4.62	3.74
Third Quarter	3.06	2.70	Third Quarter	4.66	3.94
Fourth Quarter	3.08	2.76	Fourth Quarter	4.13	2.95

Holders

As of September 25, 2012, there were 399 shareholders of record, which includes shares held by brokerage and clearing houses, holding a total of 2,369,354  of our common shares.

Dividends

Since November 1, 2006, our Board of Directors has declared cash dividends for each of our fiscal quarters.  The table below shows all Company dividends paid for each of the last two fiscal years.

Type of Dividend	Date Declared	Record Date	Date Paid	Amount Paid Per Share	Gross Disbursements Paid
Quarterly	8/2/2010	8/13/2010	8/27/2010	$0.090	$213,242
Quarterly	11/1/2010	11/12/2010	11/26/2010	$0.090	$213,242
Quarterly	2/1/2011	2/11/2011	2/25/2011	$0.090	$213,242
Quarterly	5/2/2011	5/13/2011	5/27/2011	$0.045	$106,620
Quarterly	8/1/2011	8/12/2011	8/26/2011	$0.045	$106,621
Quarterly	11/1/2011	11/11/2011	11/25/2011	$0.045	$106,621
Quarterly	2/1/2012	2/10/2012	2/24/2012	$0.045	$106,621
Quarterly	5/1/2012	5/14/2012	5/25/2012	$0.045	$106,621
Quarterly	8/1/2012	8/13/2012	8/24/2012	$0.045	$106,621

On August 1, 2012 the Board of Directors declared a 2013 fiscal year first quarter cash dividend of $0.045 per share paid August 24, 2012 to shareholders of record on August 13, 2012.

The amount and frequency of future dividends declared by our Board of Directors will depend on earnings, cash flow, and other aspects of our business as determined by our Board of Directors, as well as dividend payment restrictions under our term loan facility with Hancock Bank.

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of June 30, 2012, outstanding awards and shares remaining available for future issuance under our Incentive Stock Option Plan, which was approved by our shareholders in March 2010 and is our only compensation plan under which equity securities are authorized for issuance.

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

Recent Sales of Unregistered Securities and Uses of Proceeds from Registered Securities

None.

Issuer Repurchases of Equity Securities

None.

ITEM 6.                 selected financial data

The following constitutes our selected consolidated financial data for the fiscal years ended June 30, 2012, 2011, 2010, 2009 and 2008 in U.S. dollars, presented in accordance with United States generally accepted accounting principles.  The selected consolidated financial data is derived from our financial statements for such periods.  Certain of the prior years’ comparative figures have been reclassified to conform to the presentation adopted for the current year. All amounts are stated in U.S. dollars.

(U.S. dollars except share amounts)	As at June 30
Balance Sheet Data	2012	2011	2010	2009	2008
Total assets	$ 3,824,344	$ 4,407,261	$ 4,467,338	$ 5,749,661	$ 6,784,128
Working capital	854,685	1,415,268	1,399,814	3,922,747	4,627,289
Long-term liabilities	2,940,264	4,048,282	4,399,897	-	-
Total liabilities	4,712,847	6,043,215	6,819,513	1,056,312	957,434
Capital stock and paid in capital	20,289,032	20,289,032	20,288,242	27,636,551	27,636,551
Stockholders' (deficit) equity	(888,503)	(1,635,954)	(2,352,175)	4,693,349	5,826,694

Statement of Operations Data (fiscal year ended)
Total revenues	$ 8,721,145	$ 8,779,356	$ 9,194,190	$ 9,598,209	$ 9,294,689
Income from operations	2,003,855	2,539,063	2,689,489	3,058,199	2,653,941
Income before income taxes	1,654,520	2,237,979	2,513,897	3,001,179	2,636,652
Income for the year	1,143,938	1,491,774	1,548,397	1,870,127	1,630,592
Weighted average number of common shares basic	2,369,354	2,369,354	3,588,916	4,550,715	4,546,733
Weighted average number of common shares diluted	2,369,354	2,369,354	3,592,043	4,556,178	4,554,061
Income per common share outstanding - basic and diluted:
Income for the year
Basic	$ 0.48	$ 0.63	$ 0.43	$ 0.41	$ 0.36
Diluted	0.48	0.63	0.43	0.41	0.36

Dividends	$ 426,484	$ 746,346	$ 1,245,612	$ 3,003,472	$ 3,003,472

ITEM 7.                Management’s discussion and analysis of financial condition and results of operations [To be updated]

The following management discussion and analysis (“MDA”) is based on and should be read in conjunction with “Selected Financial Data” above and our consolidated Financial Statements and Supplementary Data (the “Financial Statements”), which begins on page 21.  The Financial Statements have been prepared in United States dollars and in conformity with United States generally accepted accounting principles (“US GAAP”). Unless otherwise indicated, all dollar amounts disclosed in this MDA are expressed in United States Dollars.

Operating results are not necessarily indicative of results that may occur in future periods. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in the forward-looking statements as a result of many factors including, but not limited to, those set forth under “Cautionary Statement About Forward-Looking Statements” and “Risk Factors” in Item 1A., included above in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on the information available to us on the date of this document and we assume no obligation to update any forward-looking statements contained in this Annual Report on Form 10-K.

Overview

We license, manufacture, distribute and market specialty optical lens products using our proprietary design and manufacturing technology.  Our products are sold primarily in the United States solely to eye care professionals through in house sales representatives and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our specialty optical lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses. During the 2012 fiscal year, our C-Vue disposable products accounted for approximately 56% of our sales.

Sales of our specialty optical lens products accounted  for the largest percentage of our total revenues, constituting approximately 71%, while royalty income derived from our exclusive license of our patented multifocal design to Bausch + Lomb was approximately 29% of revenues during the 2012 fiscal year.

Economic conditions in the United States have restrained our growth. We are however optimistic about the long-term outlook for the contact lens market and the specialty contact lens market, in particular.

Market demographics indicate that speciality contact lenses will continue to be the fastest growing segment of the contact lens market. Specialty contact lenses include toric, toric multifocal, and cosmetic lenses. We believe that our custom soft speciality lenses, including our C-Vue multifocal lens for presbyopia, our C-Vue custom toric lens for correcting astigmatism and our C-Vue Advanced toric multifocal lens, will grow over time due to market demographics favoring  specialty lenses.

We believe market demographics favoring specialty contact lenses will continue to drive our revenue and earnings. In January 2011, we launched our new C-VUE Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. They are completely customizable, and feature a risk-free trial program, and sales have grown steadily during the 2012 fiscal year.

A significant portion of our net income is derived from our exclusive license with Bausch + Lomb and such royalty income is a major component of our profitability. However, there can be no assurance, that such royalty income from Bausch + Lomb will grow or that Bausch + Lomb will continue to sell products in the future utilizing our technology.

The contact lens market is highly competitive.  We compete with industry leaders, such as Vistakon, Inc. a unit of Johnson and Johnson Vision Care, Inc., Bausch + Lomb, Alcon Laboratories, Inc., a division of Novartis AG, and Cooper Vision, Inc. a unit of Cooper Vision Companies, Inc.  Our ability to compete successfully is dependent in part on eye care professionals’ perceptions of product quality, product development, technical innovation, and price.

We have a supply agreement with one supplier for the manufacture of our molded C-Vue multifocal lens, which accounted for approximately 49% of our fiscal 2012 sales.  The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurances that it will continue to do so.

2012 Fiscal Year Highlights

•	2012 fiscal year sales increased by 1.7% over 2011 to $6.2 million, due primarily to a 32% increase in custom soft lens sales offset in part by an 8% decline in disposable multifocal lens sales.
•	Royalty income for 2012 declined by 6% compared to 2011, resulting in a decline in total revenue of less than 1%, to $8.7 million.
•	Earnings per share decreased 14% and 23% to $0.48 compared to pro-forma and reported earnings per share of $0.56 and $0.63 in 2011, due to several factors discussed below.
•	We paid annual dividends of $426,000 or $0.18 per share, a dividend yield of 5.2% based on the year-end closing price of $3.45. In August 2012, we declared our 24th consecutive quarterly dividend, at the same annual rate of $0.18 per share.
•	In May 2012, we refinanced our term loan and line of credit facilities with Hancock Bank. This improved our cash flow, by maintaining the amount our minimum monthly principal payments at about the same level over the next five years while reducing the interest rate to LIBOR plus 3% versus the all in swap rate of 5.66% we previously paid to Regions Bank.
•	During the year we reduced our borrowings by $1.2 million.

Results of Operations

The following table sets forth, for the fiscal years ended June 30, 2012, 2011 and 2010, certain data derived from our Consolidated Statements of Income and certain of such data expressed as a percentage of total revenues:

	2012(1)		2011 Pro-forma(2)		2011		2010
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues	8,721,145	100.0	8,779,356	100.0	8,779,356	100.0	9,194,190	100.0
Operating costs and expenses	6,717,290	77.0	6,501,293	74.2	6,240,293	71.1	6,504,701	70.7
Operating income	2,003,855	23.0	2,278,063	25.8	2,539,063	28.9	2,689,489	29.3
Other non-operating items	(349,335)	(4.0)	(301,084)	(3.4)	(301,084)	(3.4)	(175,592)	(1.9)
Income before income tax expense	1,654,520	19.0	1,976,979	22.4	2,237,979	25.5	2,513,897	27.4

The following table sets forth, for the fiscal years ended June 30, 2012, 2011 and 2010, certain data derived from our Consolidated Statements of Income, and certain of such data expressed as a percentage of our optical lens sales:

	2012		2011 Pro-forma(2)		2011		2010
	$	% of Sales	$	% of Sales	$	% of Sales		% of Sales
Sales	6,181,449	100.0	6,077,032	100.0	6,077,032	100.0	6,217,245	100.0
Cost of sales	3,772,414	61.0	3,658,073	60.2	3,397,073	55.9	3,608,608	58.0
Sales and marketing	1,548,283	25.1	1,487,511	24.5	1,487,511	24.5	1,480,613	23.8
Administration	1,311,189	21.2	1,279,775	21.1	1,279,775	21.1	1,336,246	21.5
Research and development	85,404	1.4	75,934	1.2	75,934	1.2	79,234	1.3
Operating costs and expenses	6,717,290	108.7	6,501,293	107.0	6,240,293	102.7	6,504,701	104.6

(1) Other non-operating items includes, $105,000 of one-time charges related to the Hancock Bank refinancing in May 2012.

(2) Excludes from cost of sales, a one-time price correction of $261,000 covering mostly FY 2011 and some prior year purchases from one of our vendors.

Fiscal 2012 Compared to Fiscal 2011

During the fiscal year ended June 30, 2012 (the “Current Year”), we earned income before tax of $1,654,520 compared to income before tax of $2,237,979 in the fiscal year ended June 30, 2011 (the “2011 Year”).  The decrease in income before tax during the Current Year of $583,459 was due to (i) a decrease in royalty income received from Bausch + Lomb of  $162,628 to $2,539,696 in the Current Year as compared to $2,702,324 in the 2011 Year, (ii) a decrease in gross margin of $270,924 primarily from a one-time price correction (effected in the 2011 Year), offset by slightly lower gross margins on higher sales and (iii) excluding cost of sales, an increase in expenses of  $101,656 (as described below) and (iv) an increase in other items primarily interest expense, and other expenses of $48,251, due primarily to lower interest costs due to lower debt balances, offset by $105,000 of one-time charges related to the Hancock Bank refinancing. After recording income tax expense of $510,582, we had net income of $1,143,938, or $0.48 per diluted share for the Current Year.  In comparison, in the 2011 Year we had net income of $1,491,774, or $0.63 per diluted share after recording income tax expense of $746,205. On a pro-forma basis excluding the one-time price correction of $261,000, net of taxes of $98,214, net income for the 2011 Year would have been $1,328,988 or $0.56 per diluted share.

Sales during the Current Year were $6,181,449, an increase of $104,417 (1.7%), as compared to sales of $6,077,032 during the 2011 Year.  The disposable lens category decreased by 5.0%, as sales of our C-Vue disposable multifocal lenses continue to be affected by competition from competitor product offerings and promotional programs. Our custom soft lens category increased by 31.2%, primarily due to increased demand for our new C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement that we launched in January 2011. Our gas permeable lens category decreased by 11.3%, primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased as expected by 10.8% from the decline in product lines that are nearing the end of their life cycle offset some by sales increases for Unilens replacement products due to the discontinuation of replacement lens products from several of our competitors.

Gross margin decreased 10.1% to 39.0% in the Current Year compared to 44.1% in the 2011 Year. The decrease was primarily due to the one-time price correction covering mostly current and some prior year purchases from one of our vendors, which added approximately 4% to gross margin. Gross margin without the one-time price correction would have been approximately 40%. In addition, gross margin was lower due to sales mix changes away from higher margin products.

Our operating expenses (excluding cost of sales) increased during the Current Year by $101,656 as compared to the 2011 Year, due primarily to increases in sales and marketing and administrative expenses. Sales and marketing expenses increased $60,772 primarily due to higher advertising and higher sales and payroll related expenses. Administrative expenses increased by $31,414 primarily due to increases in payroll and related expenses and increases in corporate governance fees.  Research and development expenses increased $9,470 during the Current Year compared to the 2011 Year due to new product development expenses.

In the Current Year and the 2011 Year we recorded net income tax expense of $510,582 and $746,205, respectively. We record income tax at the statutory rates, and previously only paid alternative minimum tax of approximately 2% due to the utilization of tax loss carry-forwards. During the second quarter of the 2010 Year, utilization of tax loss carry-forwards were exhausted, and income taxes payable have been recorded since then. The effective tax rate for the Current Year was 30.9% compared to 33.3% in the 2011 Year. The effective tax rate in the current year was 2.4% lower, due primarily to a state refund received from prior years, tax return examinations.

Fiscal 2011 Compared to Fiscal 2010

During the 2011 Year we earned income before tax of $2,237,979 compared to income before tax of $2,513,897 in the fiscal year ended June 30, 2010 (the “2010 Year”).  The decrease in income before tax during the 2011 Year of $275,918 was due to (i) a decrease in royalty income received from Bausch + Lomb of  $274,621 to $2,702,324 in the 2011 Year as compared to $2,976,945 in the 2010 Year, (ii) an increase in gross margin of $71,322 primarily from the one-time price correction, offset by lower sales and gross profit (iii) excluding cost of sales, a decrease in expenses of  $52,873 (as described below) and (iv) an increase in other items primarily interest expense, and other income of $125,492. After recording income tax expense of $746,205, we had net income of $1,491,774, or $0.63 per diluted share for the 2011 Year.  In comparison, in the 2010 Year we had net income of $1,548,397 or $0.43 per diluted share after recording income tax expense of $965,500. The improvement in income per diluted share primarily reflects the repurchase of our former majority shareholder’s shares in January 2010, and the consequent decrease in the number of our diluted shares outstanding, and from the one-time price increase net of taxes.

Sales during the 2011Year were $6,077,032, a decrease of $140,213 (2.3%), from sales of $6,217,245 during the 2010 Year.  The disposable lens category decreased 6.9%, as sales of our best-selling lens, the C-Vue disposable multifocal, were affected by economic conditions in the U.S. as well as increased competition from competitors’ new product offerings and rebate programs. Our custom soft lens category increased 20.2%. The launch last year of the new C-Vue Advanced Toric Multifocal with free trial lenses went slower than expected, but we are now seeing sales improvement in this category from the continued conversion of the free trial lenses into revenue generating boxes of monthly replacement lenses and from the launch in January 2011of our new C-VUE Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. Our gas permeable lens category decreased by 8.3%, due to the continued overall decline in gas permeable fits in the contact lens industry.The replacement and other lens category decreased by 7.2% due to economic conditions and the expected decline in product lines that are nearing the end of their life cycle.

Gross margin increased 2.1% to 44.1% in the 2011 Year compared to 42.0% in the 2010 Year, due primarily to the one-time price correction covering mostly current and some prior year purchases from one of our vendors. This was partially offset by lower sales, sales mix changes from higher margin products and the maturation of the C-Vue Advanced Toric Multifocal free trial program launched at the end of the first quarter last year. Gross margin without the one-time price correction would have been approximately 40%.

Our operating expenses (excluding cost of sales) decreased during the 2011 Year by $52,873 as compared to the 2010 Year, due primarily to decreases in administrative and research and development expenses.  Administrative expenses decreased by $56,471 primarily due to the non-recurrence of one-time 2010 Year expenses of approximately $71,000 associated with our annual meeting and migration from Canada to Delaware and approximately $39,000 of stock compensation expenses compared to approximately $20,000 in annual meeting expenses in the 2011 Year. In addition, the 2011 Year includes approximately $20,000 of additional professional fees for filing and income tax related expenses. Sales and marketing expenses increased $6,898 primarily due to higher travel expenses offset partially by lower advertising spending. Research and development expenses decreased $3,300during the 2011 Year compared to the 2010 Year.

In the 2011 and 2010 Years, we recorded net income tax expense of $746,205 and $965,500, respectively. We record income tax at the statutory rates, and previously only paid alternative minimum tax of approximately 2% due to the utilization of tax loss carry-forwards. During the second quarter of the 2010 Year, utilization of tax loss carry-forwards were exhausted, and income taxes payable have been recorded since then. The effective tax rate for the 2011 Year was 33.3% compared to 38.4% in the 2010 Year.

Liquidity and Capital Resources

Cash and cash equivalents were $374,977 at June 30, 2012, compared to $601,360 at June 30, 2011.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize yields.  To attain these objectives, investment limits are placed on the amount, type and issuer.  Investments are generally in bank money market funds.

Cash provided by operations and financing activities have primarily funded our requirements. As of June 30, 2012, the Company had working capital of $854,685, representing a decrease of $560,583 from our working capital at June 30, 2011. The decrease in working capital was due to a decrease in cash, and principally to the decrease in royalty and other receivables, offset by a decrease in current notes payable related to the payoff of our capital equipment credit facility in December 2011.

During the Current Year, we generated $1,996,581 positive cash from operations, representing an increase of $489,838 from the $1,506,743 generated during the 2011Year.  The increase was due primarily to the reductions of inventory and royalty and other receivables, and the payment received, for the one-time price correction receivable recorded in the fourth quarter of the 2011 Year, offset by reductions in accounts payable. Total capital additions were $617,300 and cash used for these additions was $544,611 during the Current Year primarily for manufacturing equipment, capitalized process improvement and web site shopping cart projects an increase of $179,715 from $437,585 capital additions in the 2011 Year.

We estimate that capital expenditures for property, plant and equipment and other assets will approximate $225,000 in fiscal year 2013, for additional capitalized process improvement and manufacturing equipment.

The following is a summary of the change in our cash and cash equivalents:

	June 30,
	2012	2011
Net cash provided by operating activities	$1,996,581	$1,506,743
Net cash (used in) provided by investing activities	(544,611)	(157,587)
Net cash used in financing activities	(1,678,353)	(1,828,336)
Net decrease in cash and cash equivalents	$(226,383)	$(479,180)

Operating Activities

Cash provided by operations is the principal source of funds for expansion, acquisitions, capital expenditures, income taxes and dividends to stockholders.  Current Year net cash provided by operating activities increased $489,838 to $1,996,581 compared to $1,506,743 in the 2011 Year.  The increase is primarily attributable to changes in working capital items, offset by a decrease in earnings.  In the Current Year, we had $383,805 positive cash flow from working capital items, primarily due to a decrease in receivables from higher collections and from tight inventory management, offset by a decrease in accounts payable due to timely payments. In the 2011 Year, working capital provided by operating activities decreased $1,129,232 to $1,506,743 compared to $2,635,975 in the 2010 Year.  The decrease is primarily attributable to changes in working capital items, primarily due to increases in royalty and other receivables, and a decrease in earnings and deferred tax expense.

Cash income taxes paid during the Current Year were $318,000 compared to $672,502 in the 2011 Year. The decrease in cash taxes paid is due primarily from full depreciation for tax purposes, of equipment additions in the Current Year.

Investing Activities

Net cash used in investing activities in the Current Year increased $387,024 to $544,611, compared to $157,587 in the 2011 Year. Net cash used in the Current Year was for the purchase of capital additions, which were primarily for manufacturing equipment and capitalized process improvement and web site shopping cart projects. Excluding the redemption of certificates of deposit in the 2010 Year, net cash used in investing activities in the 2011 Year increased $126,007 to $157,587 compared to $31,580 in the 2010 Year. Net cash used in the 2011Year was for the purchase of capital additions, which were primarily for manufacturing equipment and leasehold improvements at our headquarters office.

Financing Activities

Current Year net cash used in financing activities decreased $149,983 to $1,678,353 compared to $1,828,336 in the 2011 Year. On May 23, 2012, we refinanced our Regions Bank term loan and line of credit facilities with a new five-year term loan and line of credit with Hancock Bank, keeping our term loan principal payments about the same at $58,333 per month while at the same time extending the term of the loan and reducing the interest rate to a floating rate of 30-day LIBOR plus 3.00%. The term loan and the line of credit are secured by a security interest in favor of Hancock Bank in our inventory, accounts receivable, general intangibles, cash and principal United States patent. Additionally, our interest rate swap with Regions Bank and the related agreement were terminated. Financing activities during the Current Year consisted primarily of new borrowings from Hancock Bank of $3,781,441 and repayments under both term loan facilities of $4,974,045, a net debt reduction of $1,192,604 compared to $1,064,286 in the 2011 Year and payments of $426,484 for dividends to our shareholders in the Current Year compared to $746,346 of dividends paid in the 2011 Year. The decrease in dividend payments of $319,862 was due to the 50% quarterly dividend reduction to $.045 per common share in the second half of the 2011Year, as called for in the March 2011 amendment to the term loan facility with Regions Bank described below, which dividend limitation is also under the new Hancock Bank term loan facility.

In April, 2011, we borrowed $279,998 under a seven-year $500,000 capital equipment credit facility, for the purchase of manufacturing equipment. On December 30, 2011 the $279,998 draw under this facility was repaid with cash from operations, and the capital equipment credit facility was closed.

In March, 2011, we entered into an amendment to our term loan facility with Regions Bank, which improved our cash flow by reducing our minimum monthly principal payment from $100,000 to $54,762, and reduced our quarterly dividend payment from $0.09 to $0.045 per common share.

In August 2010, we entered into an interest rate swap agreement which effectively converted our floating interest rate debt under the Regions Bank term loan of LIBOR plus 3.75% with a minimum interest rate of 4.75%, to a fixed rate of 5.16% which was 5.66% after the March 2011 term loan facility amendment (See Note 6, Term Loan, Line of Credit and Interest Rate Swap, to our Consolidated Financial Statements included in this Annual Report).

2011 Year net cash used in financing activities decreased $1,372,525 to $1,828,336, compared to $3,200,861 in the 2010 Year. Financing activities during the 2011 Year consisted primarily of repayments under our term loan facility of $1,064,286 compared to $500,000 in the 2010 Year and payments of $746,346 of dividends to our shareholders compared to $1,245,612 of dividends paid in the 2010 Year. The decrease in dividend payments of $499,266 was due to the decrease in our shares outstanding after our stock repurchase in January 2010 (see below) and the 50% dividend reduction described above.

In January 2010, Unilens Corp. USA obtained a $6.9 million 5-year term loan facility and a $1.5 million line of credit from Regions Bank, which was used to finance the repurchase of approximately 48% of our outstanding shares, from our then largest shareholder for an aggregate purchase price of $6,894,912 or $3.15 per share. The loan facility and line of credit had a floating interest rate consisting of a premium over LIBOR with a minimum interest rate of 4.75%, and was secured by certain assets of our subsidiaries.

At the end of the Current Year we had a stockholders’ deficit of $888,503, representing an improvement of $747,451 compared to $ 1,635,954 at the end of the 2011 Year.  The decrease in stockholders’ deficit was primarily due to lower income before income taxes of $1,654,520 (primarily from lower royalty income in the Current Year and the one-time price correction in the 2011Year) offset by, lower income tax expense of $510,582, and smaller cash dividend payments totaling $426,484.

During the Current Year we paid a total of $426,484 in regular quarterly common stock dividends.  The Company funded the 2010 share repurchase with a draw of $6 million against the Regions term loan facility which, as of the end of the Current Year and after the Hancock Bank refinancing, had been paid down to $3.5 million.

Off Balance Sheet Arrangements and Other

None.

Contractual Obligations

The following table contains a summary of our obligations and commitments to make future payments under contracts, including debt, lease and purchase agreements as of June 30, 2012.  Amounts set forth below are expressed in U.S. dollars.

	Payments due by period
Contractual Obligations:	Total	Less than 1 yr	1-3 yrs	3-5 yrs	More than 5 yrs
Long-Term Debt	$3,441,667	$ 700,000	$2,100,000	$641,667	$0
Line of Credit	81,441	81,441	0	0	0
Operating Lease	311,669	246,186	65,483	0	0
Purchase Obligations	227,176	227,176	0	0	0
Other	0	0	0	0	0
Total	$4,061,953	$1,254,803	$2,165,483	$641,667	$0

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

Our total reserve for estimated inventory obsolescence covered by this critical accounting policy was $12,943 as of June 30, 2012. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for estimated inventory obsolescence, it is possible that actual results could differ.

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

Allowance for Doubtful Accounts and Returns

We record an allowance for doubtful accounts to allow for any amounts that may not be recoverable. This is based on an analysis of our prior collection experience, customer credit worthiness, and current economic trends.  Also included with this allowance is an amount for product returns. This is based on an analysis of our history of credit memos issued. Our total allowance for doubtful accounts and product returns covered by this critical accounting policy was $101,177 as of June 30, 2012. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for allowance for doubtful accounts and product returns, it is possible that actual results could differ.

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

In August 2010, we entered into an interest rate swap agreement to manage our cash flow exposure to interest rate changes. We did not enter into this type of financial instrument for trading or speculative purposes.  The swap effectively converted the Company’s variable rate debt of LIBOR plus 3.75% to a fixed rate of 5.66%. On May 23, 2012, as part of the Hancock Bank refinancing described above, the interest rate swap and the related agreement were terminated.

 (b)          Qualitative Information About Market Risk

Our financial statements are reported in U.S. Dollars, the same as the currency of our operating subsidiary, Unilens Corp. USA and its’ subsidiary Unilens Vision Sciences, Inc. Effective April 1, 2010, we completed a change in domicile from British Columbia, Canada, to the State of Delaware.  Prior to April 1, 2010, the effects of exchange rate fluctuations related to the US dollar were limited to the assets and liabilities related to our administrative office.

iTEM 8.                CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements of

UNILENS VISION INC.

At June 30, 2012 and 2011 and

Years ended June 30, 2012, 2011 and 2010

Report date – September 28, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors

Unilens Vision Inc.

We have audited the accompanying consolidated balance sheets of Unilens Vision Inc. as of June 30, 2012 and 2011 and the related consolidated statements of income, stockholders’ (deficit) equity, and cash flows for the years ended June 30, 2012, 2011 and 2010.  These consolidated financial statements are the responsibility of the management of Unilens Vision Inc.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unilens Vision Inc. as of June 30, 2012 and 2011 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Pender Newkirk & Company LLP

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

September 28, 2012

UNILENS VISION INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS AT JUNE 30

	2012	2011
ASSETS
Current
Cash and cash equivalents	$ 374,977	$ 601,360
Accounts receivable, net of allowance of $101,177 and $129,644, respectively	778,300	844,200
Royalties and other receivables	619,939	1,028,873
Inventories	574,732	678,674
Prepaid expenses	51,484	31,951
Income taxes receivable	53,883	52,200
Deferred loan costs - current	11,853	19,443
Deferred tax asset – current	162,100	153,500
Total current assets	2,627,268	3,410,201
Property, plant, and equipment, net	996,072	549,472
Deferred loan costs	46,161	49,640
Other assets	154,843	210,252
Deferred tax asset	-	187,696
Total assets	$ 3,824,344	$ 4,407,261

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable	$ 262,047	$ 420,862
Accrued wages and employee benefits	264,097	272,771
Deferred income	409,879	420,850
Other accrued liabilities	55,119	58,874
Line of credit	81,441	-
Notes payable – current	700,000	821,576
Total current liabilities	1,772,583	1,994,933
Fair value interest rate swap	-	48,093
Accrued wages and employee benefits	113,097	106,053
Notes payable – long-term	2,741,667	3,894,136
Deferred tax liability	85,500	-
Total liabilities	4,712,847	6,043,215
Commitments
Stockholders' equity (deficit)
Capital stock
Preferred shares, par value $0.001 per share; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common shares, par value $0.001 per share; 30,000,000 shares authorized; shares issued and outstanding 2,369,354, respectively	2,369	2,369
Additional paid-in capital	20,286,663	20,286,663
Accumulated other comprehensive loss, net of tax	-	(29,997)
Deficit	(21,177,535)	(21,894,989)
Total stockholders’ (deficit) equity	(888,503)	(1,635,954)
Total liabilities and stockholders’ (deficit) equity	$ 3,824,344	$ 4,407,261

The accompanying notes are an integral part of these consolidated financial statements.

UNILENS VISION INC.

CONSOLIDATED STATEMENTS OF INCOME

(Expressed in U.S. Dollars)

YEAR ENDED JUNE 30	2012	2011	2010
Revenues:
Sales	$ 6,181,449	$ 6,077,032	$ 6,217,245
Royalty income	2,539,696	2,702,324	2,976,945
Total revenue	8,721,145	8,779,356	9,194,190
Operating costs and expenses:
Cost of sales	3,772,414	3,397,073	3,608,608
Administration	1,311,189	1,279,775	1,336,246
Research and development	85,404	75,934	79,234
Sales and marketing	1,548,283	1,487,511	1,480,613
Total operating costs and expenses	6,717,290	6,240,293	6,504,701
Operating income	2,003,855	2,539,063	2,689,489
Other non-operating items:
Other expense	(50,250)	(20,314)	(47,951)
Remeasurement loss	-	-	(1,620)
Interest income	362	1,445	7,409
Interest expense	(299,447)	(282,215)	(133,430)
Total other non-operating items	(349,335)	(301,084)	(175,592)
Income before income tax expense	1,654,520	2,237,979	2,513,897
Income tax expense	510,582	746,205	965,500
Net income for the year	$ 1,143,938	$ 1,491,774	$ 1,548,397

Net income per common share:

Basic

	$ 0.48	$ 0.63	$ 0.43

Diluted

	$ 0.48	$ 0.63	$ 0.43

Weighted average number of common shares outstanding:

Basic

	2,369,354	2,369,354	3,588,916

Effect of dilutive options

	-	-	3,127

   Diluted

	2,369,354	2,369,354	3,592,043

The accompanying notes are an integral part of these consolidated financial statements.

UNILENS VISION INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Expressed in U.S. Dollars)

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Deficit	Accumulated other comprehensive loss, net of tax	Total
Balance, June 30, 2009	4,550,715	$ 4,551	$ 27,632,000	$ (22,943,202)		$ 4,693,349
Common stock issued for cash from exercise of stock options at $2.07 per share in January 2010	7,500	7	15,518			15,525
Common stock repurchased for cash at $3.15 per share plus expenses in January 2010	(2,188,861)	(2,189)	(7,400,759)			(7,402,948)
Common stock cash dividends paid				(1,245,612)		(1,245,612)
Stock based compensation			39,114			39,114
Income for the year				1,548,397		1,548,397
Balance, June 30, 2010	2,369,354	2,369	20,285,873	(22,640,417)		(2,352,175)
Common stock cash dividends paid				(746,346)		(746,346)
Stock based compensation			790			790
Accumulated other comprehensive loss, net of deferred tax					$ (29,997)	(29,997)
Income for the year				1,491,774		1,491,774
Balance, June 30, 2011	2,369,354	2,369	20,286,663	(21,894,989)	(29,997)	(1,635,954)
Common stock cash dividends paid				(426,484)		(426,484)
Accumulated other comprehensive loss, net of deferred tax					29,997	29,997
Income for the year				1,143,938		1,143,938
Balance, June 30, 2012	2,369,354	$ 2,369	$ 20,286,663	$ (21,177,535)	$ -	$ (888,503)

The accompanying notes are an integral part of these consolidated financial statements.

UNILENS VISION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEAR ENDED JUNE 30	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Income for the year	$ 1,143,938	$ 1,491,774	$ 1,548,397
Items not affecting cash:
Depreciation and amortization	170,700	136,690	161,849
Deferred tax expense	246,500	241,600	421,800
Remeasurement gain	-	-	1,620
Stock based compensation	-	790	39,114
Loss on early extinguishment of term loan	51,638	-	-
Change in working capital items	383,805	(364,111)	463,195
Net cash provided by operating activities	1,996,581	1,506,743	2,635,975
CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of certificates of deposit	-	-	500,000
Purchase of property, plant and equipment and other assets	(544,611)	(157,587)	(31,580)
Net cash (used in) provided by investing activities	(544,611)	(157,587)	468,420
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under term loans	3,500,000	-	6,000,000
Net borrowings under lines of credit	81,441	-	-
Loan financing costs	(59,265)	(17,704)	(67,826)
Repayment of borrowings under term loans	(4,774,045)	(1,064,286)	(500,000)
Common stock issued for cash from exercise of stock options	-	-	15,525
Common stock repurchased	-	-	(7,402,948)
Common stock dividends paid	(426,484)	(746,346)	(1,245,612)
Net cash used in financing activities	(1,678,353)	(1,828,336)	(3,200,861)
Change in cash and cash equivalents during the year	(226,383)	(479,180)	(96,466)
Effect of exchange rate changes on cash and cash equivalents	-	-	(1,620)
Cash and cash equivalents, beginning of year	601,360	1,080,540	1,178,626

Cash and cash equivalents, end of year

	$ 374,977	$ 601,360	$ 1,080,540

Supplemental cash flow disclosure information:

Noncash investing and financing activities

Change in fair value of interest rate swap

	$ 48,093	$ (48,093)	$ -

Capital equipment under credit facility

	$ -	$ 279,998	$ -

Cash paid during the year for interest

	$ 278,522	$ 260,090	$ 115,531

Cash paid during the year for income taxes

	$ 318,000	$ 672,502	$ 429,100

Supplemental disclosure with respect to cash flows (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) JUNE 30, 2012

1.             NATURE OF BUSINESS

The business of Unilens Vision Inc. and subsidiaries (the “Company”) is to develop, license and sell optical products using proprietary design and manufacturing technology.  The Company’s products are being sold primarily in the United States through a network of national distributors and in house sales personnel.  The Company also licenses through one of its subsidiaries, one of its patented multifocal designs on an exclusive basis to Bausch and Lomb Inc. (“Bausch and Lomb”) (Note 5).

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

The Company’s functional currency is the United States dollar. Prior to April 1, 2010, the Company followed the remeasurement method of translation since the Canadian records were kept in Canadian dollars. This method translates foreign monetary assets and liabilities at the rate of exchange at the balance sheet date.  Foreign nonmonetary assets, liabilities, and stockholders’ equity were translated at the appropriate historical rate.  Revenues and expenses from Canadian operations, other than those related to nonmonetary assets and liabilities were translated at the weighted average exchange rate for the period.  The resulting remeasurement gain or loss was taken directly to the income statement.

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit, accounts receivable, royalties and other receivables, accounts payable, notes payable, line of credit borrowings and accrued liabilities.  Unless otherwise noted, it is management’s opinion that the Company is not exposed except for variable rates on notes payable and line of credit borrowings to significant interest, currency or credit risks arising from these financial instruments. On August 6, 2010, the Company entered into an interest rate swap agreement to fix the rates on its term note. On May 23, 2012, the Company unraveled the interest rate swap and terminated the interest rate swap agreement as part of the Hancock Bank refinancing. Under the terminated interest rate swap agreement for the term note, we received or made payments on a monthly basis, based on the differential between 5.66% and LIBOR plus 4.25% (Note 6). Due to their short maturities, the fair value of these financial instruments approximates their carrying values, unless otherwise noted. The carrying amount and estimated fair value of long-term notes payable was $2,741,667 and $2,741,667, respectively as of June 30, 2012. The fair value of long-term notes payable was estimated based on rates currently offered to the Company for debt with similar terms and maturities. There were no outstanding investments in derivative financial instruments as of June 30, 2012 and 2011.

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2012

Cash and cash equivalents

Cash and cash equivalents include short-term, highly liquid investments that are both readily convertible to known amounts of cash and whose original maturity is three months or less when purchased.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at June 30, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. There was no interest bearing amounts in excess of federally insured limits at June 30, 2012.

Accounts receivable

Accounts receivable consist of amounts due from contact lens sales to customers.  The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends.  Also included in this allowance is an amount for product returns, based on an analysis of the Company’s history of credit memos issued. Based on management’s review of accounts receivable, an allowance for doubtful accounts and product returns of $101,177 and $129,644 at June 30, 2012 and 2011, respectively, is considered adequate. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables.

Inventories

Inventories are carried at the lower of cost or market.  Cost is determined on a first-in, first-out basis.  The Company provides reserves for inventory that management believes to be obsolete or slow moving.

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation.  Plant and equipment and office equipment are depreciated on a straight-line basis over the estimated useful life of the asset, typically five years. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful life of the asset.  Expenditures for certain maintenance and repairs are charged to expense as incurred, and renewals and betterments are capitalized.  Gains and losses on disposals are credited or charged to operations. For US income tax purposes, the Company uses accelerated methods of depreciation for all assets.

Long-lived assets that are subject to depreciation and amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.  During the years ended June 30, 2012 and 2011, the Company determined that its property, plant and equipment were not impaired.

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

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2012

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

Advertising costs

The Company expenses advertising costs when incurred. Advertising expense was $295,032, $247,740 and $252,606 for the years ended June 30, 2012, 2011 and 2010, respectively; there were no advertising costs that met the criteria for capitalization.

Research and development costs

Research and development costs are expensed as incurred. The amounts charged to operations during the years ended June 30, 2012, 2011 and 2010 were $85,404, $75,934 and $79,234, respectively.

Income per common share

Basic income per common share is calculated by dividing the income for the year by the weighted-average number of common shares outstanding during the year.

Diluted income per common share is calculated using the treasury stock method.  Under the treasury stock method, the weighted average number of common shares outstanding used for the calculation of diluted income per share assumes that the proceeds to be received on the exercise of dilutive stock options and warrants are used to repurchase common shares at the average market price during the year. As of June 30, 2012 the Company has 160,000 options outstanding that are all anti-dilutive.

Stock-based compensation and stock options

Stock-based payments are recorded using the fair value method of accounting for stock options.  Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. There was $0, $790 and $39,114 of stock compensation expense attributable to stock options charged against income for the years ended June 30, 2012, 2011 and 2010, respectively. There was no compensation expense attributable to stock options charged against income for the year ended June 30, 2012 since no options were granted during that year, and all options outstanding at the beginning of the year were fully vested.

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

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2012

Accounting for uncertainty in income taxes is determined based on US GAAP, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. US GAAP also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. As of June 30, 2012, the Company had no uncertain tax positions that require disclosure or accrual. The tax returns for the 2007 through 2011 tax years are still open for examination by the Internal Revenue Service.

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

3.             INVENTORIES

	2012	2011
Raw materials	$ 295,742	$ 273,526
Work in progress	29,005	32,492
Finished goods	262,928	390,037
	587,675	696,055
Less allowance for obsolescence	12,943	17,381
	$ 574,732	$ 678,674

                All inventories are pledged as collateral on loans (Note 6)

4.             PROPERTY, PLANT AND EQUIPMENT

		2012			2011
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Plant and equipment	$ 4,944,611	$ 4,209,355	$ 735,256	$ 4,586,467	$ 4,424,225	$ 162,242
Office equipment	575,811	449,038	126,773	474,628	424,834	49,794
Leasehold improvements	313,160	280,674	32,486	304,839	258,738	46,101
Machinery under construction	101,557	-	101,557	291,335	-	291,335
	$ 5,935,139	$ 4,939,067	$ 996,072	$ 5,657,269	$ 5,107,797	$ 549,472

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2012

Depreciation expense of property, plant and equipment was $170,700, $136,690 and $161,849 during 2012, 2011 and 2010, respectively.  All property, plant and equipment are pledged as collateral on loans (Note 6).

5.             ROYALTY AGREEMENT

On October 26, 2001, Bausch + Lomb licensed the exclusive worldwide rights to the Company’s multi-focal soft contact lens design.  Under the terms of the agreement, Bausch + Lomb manufactures, and markets a cast-molded multi-focal soft contact lens using the Company’s technology.  For this, Bausch + Lomb will pay the Company a royalty ranging from two to five percent of the product’s worldwide net sales for as long as they manufacture and sell products utilizing the technology.  During the years ended June 30, 2012, 2011 and 2010, the Company recorded $2,539,696, $2,702,324 and $2,976,945, respectively, in Bausch + Lomb royalty revenues. The principal United States patent related to this license is pledged as collateral on loans (Note 6).

6.             TERM LOAN, LINE OF CREDIT AND INTEREST RATE SWAP

On November 9, 2009, the Company closed on a $6,900,000 5-year term loan facility and a new $1,500,000 line of credit with Regions Bank. The term loan facility, which had a six-month advance period, was entered into to fund the Stock Purchase Agreement (See Note 8) and the new line of credit replaced the previous line of credit.

On March 31, 2011, the Company entered into an amendment to the Regions term loan facility, which reduced the minimum monthly principal payment from $100,000 to $54,762, plus accrued interest and retained the January 2015 expiration date, at which time a final balloon payment would be due. In addition, quarterly principal payments (not to exceed the original $100,000 monthly amortization in the aggregate) were payable to the extent the cash flow was in excess of certain specified amounts. The amendment, also redefined certain financial covenants and restrictions on the amount of cash dividend payments. The Regions term loan and line of credit interest was at a floating rate of 30-day LIBOR plus 4.25% with a minimum interest rate of 4.75%.

On May 23, 2012, the Company closed on a new $3,500,000 5-year term loan facility and a $1,500,000 line of credit with Hancock Bank, which replaced the term loan facility and line of credit with Regions Bank. Costs related to the Hancock Bank term loan facility and line of credit, were $59,265, which will be amortized over the life of the 5-year term loan facility. The minimum monthly principal payments under the Hancock Bank term loan facility are $58,333, plus accrued interest. The Hancock Bank term loan and line of credit both bear interest at a floating rate of 30-day LIBOR plus 3.00%. As part of the Hancock Bank refinancing, the Company expensed $51,638 of loan costs associated with the Regions term loan facility and line of credit which is included in other expense in the current year.

Monthly interest only payments are due under the Hancock Bank line of credit, with the maximum borrowings at any time not to exceed the lesser of (i) $1,500,000 or (ii) a sum equal to 85% of Eligible royalty receivables, plus 75% of Eligible Accounts Receivables plus 50% of Eligible Raw Material and Finished Goods Inventory. The maximum borrowing amount under this line of credit facility at June 30, 2012 was $1,124,000. The Company expects to extend this line of credit which expires on February 1, 2013.

The term loan and the line of credit are secured by a security interest in favor of Hancock Bank in our inventory, accounts receivable, general intangibles, cash and principal United States patent. Under the term loan facility and the line of credit, the Company is required to meet customary covenants regarding, among other things, tangible net worth, fixed charge coverage, dividend distributions and the requirement of lender consent for significant transactions such as mergers, acquisitions, dispositions and other financings.

The Company was in compliance with all financial covenants and had outstanding balances on the Hancock Bank term loan and line of credit of $3,441,667, and $81,441, respectively at June 30, 2012.

On April 15, 2011, the Company entered into a seven-year capital equipment credit facility for up to $500,000. This capital equipment financing was put in place for the purchase of manufacturing equipment for additional production capacity and efficiencies. On April 19, 2011 the Company funded the purchase of the manufacturing equipment with a draw of $279,998 under the equipment credit facility. On December 30, 2011 the draw under the capital equipment credit facility was repaid with cash from operations, and the capital equipment credit facility was closed.

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2012

The required principal payments under the term loan and line of credit facilities over the next five years and thereafter are as follows:

Year ended June 30,	Term loan principal payments	Line of credit principal payments	Total principal payments
2013	$ 700,000	$ 81,441	$ 781,441
2014	700,000	-	700,000
2015	700,000	-	700,000
2016	700,000	-	700,000
2017	641,667	-	641,667
Total notes payable	3,441,667	81,441	3,523,108
Less: current maturities	700,000	81,441	781,441
Notes payable long-term	$ 2,741,667	$ -	$ 2,741,667

On August 6, 2010, the Company entered into an interest rate swap agreement facilitated by Regions Bank to manage cash flow exposure to interest rate changes. The Company does not enter into this type of financial instrument for trading or speculative purposes. The swap effectively converted the variable rate debt under the term loan as amended on March 31, 2011 of LIBOR plus 4.25% with a minimum interest rate of 4.75%, to a fixed rate of 5.66%. This agreement was designed as a cash flow hedge and was reflected at fair value in the condensed consolidated balance sheet as a component of total liabilities, and the related gains or losses were deferred in stockholders’ equity as a component of accumulated other comprehensive income or loss.

On May 23, 2012, as part of the Hancock Bank refinancing the interest rate swap was unraveled and the interest rate swap agreement was terminated. The Company was required to pay Regions bank a swap breakage fee of $54,195 which is included in interest expense in the current year. In addition, the Company reclassified into earnings all of the unrealized losses on the cash flow hedge included in accumulated other comprehensive loss (See Note 15).

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

The Clearwater lease agreement expired on May 31, 2009, and the Company continued the lease on a month-to-month basis until the lease was renegotiated and amended in July 2009 with an expiration of July 31, 2012. A new lease with additional space was negotiated in April 2012 and started June 1, 2012, and has a lease term expiration of July 31, 2015.  The new lease calls for approximate monthly rental payments of $2,619, with an escalation of rental payments based on increases in the landlord’s operating expenses, utility costs and real estate taxes.

The Company from time to time also rents certain office equipment under operating leases with lease terms of less than one year.

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2012

Rent expense under all operating leases was approximately $238,000, $228,000 and $229,000 for the years ended June 30, 2012, 2011 and 2010, respectively.

Minimum future lease payments under operating leases, which have an initial or remaining non-cancelable lease term in excess of one year, over the next five years and thereafter are approximately as follows:

Year ended June 30,	Operating leases
2013	$ 246,186
2014	31,432
2015	31,432
2016	2,619
2017and thereafter	-
Total	$ 311,669

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

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2012

Fiscal Year	Special Dividend	Quarterly Dividend	Total Dividend
2007	$0.250	$0.225	$0.475
2008	$0.300	$0.360	$0.660
2009	$0.300	$0.360	$0.660
2010	$0.000	$0.360	$0.360
2011	$0.000	$0.315	$0.315
2012	$0.000	$0.180	$0.180

On August 1, 2012 the Board of Directors declared the fiscal year 2013 first quarter cash dividend of $0.045 per share, payable August 24, 2012 to shareholders of record on August 13, 2012.

The amount of future dividends will depend on earnings, cash flow, and all other aspects of our business as determined and declared by the Board of Directors, as well as dividend payment restrictions under our Hancock Bank term loan facility.

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

The following table describes the number and the exercise price of options that have been granted, exercised, or cancelled under the current Incentive Stock Option Plan during the years ended June 30, 2012 and 2011:

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2012

	Number of Options	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, June 30, 2010	160,000	$4.83	9.67 Years	$0.00
Exercised	-	-
Granted
Employees	-	-
Consultants	-	-
Sub-total granted	-	-
Expired/cancelled	-	-
Outstanding, June 30, 2011	160,000	$4.83	8.67 Years	$0.00
Exercised	-	-
Granted
Employees	-	-
Consultants	-	-
Sub-total granted	-	-
Expired/cancelled	-	-
Outstanding, June 30, 2012	160,000	$4.83	7.67 Years	$0.00
Options exercisable, June 30, 2012	160,000	$4.83	7.67 Years	$0.00

(1)     The intrinsic value of a stock option is the amount by which the market value (closing price at June 30, 2012, 2011 and 2010 - $3.45, $2.95 and $4.20) exceeds the exercise price. The aggregate intrinsic value at June 30, 2012 and 2011 is $0.00 since the closing price is less then the exercise price on June 30, 2012 and 2011.

As of June 30, 2012 the Company has 160,000 options outstanding, which expire March 1, 2020, and an additional 76,935 options available for future grants under the existing Incentive Stock Option Plan.

Cash proceeds, tax benefits and intrinsic value related to options exercised during the three years ended June 30, 2012, 2011 and 2010 are provided in the following table:

	2012	2011	2010
Proceeds from stock options exercised	$ 0	$ 0	$ 15,525
Tax benefit related to stock options exercised	$ 0	$ 0	$ 0
Intrinsic value of stock options exercised	$ 0	$ 0	$ 15,675

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

The weighted average assumptions outlined in the table below were utilized in the calculation of compensation expense from option grants in the year ended June 30, 2010. No options were granted during years 2012 and 2011.

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2012

Risk free interest rate	.52%
Expected life	.94 Years
Expected volatility	22%
Expected dividend yield	9.8%
Grant date fair value	$0.25

9.             SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2012	2011	2010
Cash provided by (used in):
Accounts and royalties and other receivables	$ 474,834	$ (252,051)	$ 115,392
Inventories	103,943	350	170,874
Prepaid expenses and other assets	(18,118)	(20,107)	(86,272)
Accounts payable and accrued liabilities	(175,171)	75,594	147,504
Income taxes payable	(1,683)	(167,897)	115,697
Change in non-cash working capital items	$ 383,805	$ (364,111)	$ 463,195

During the years ended June 30, 2012 and 2011 we had capital equipment non-cash investing and financing activity of $72,689 and $279,998. During the year ended June 30, 2010 there were no significant non-cash investing or financing activities.

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

A significant portion of the Company’s net income is derived from the Company’s exclusive license of one of its patented multifocal designs to Bausch + Lomb.  The Company collects royalties based on Bausch + Lomb’s worldwide net sales of products utilizing the Company’s technology.  There can be no assurances that Bausch + Lomb will continue to sell products in the future utilizing the Company’s technology.

Volume of business risk

The Company has a supply agreement with one supplier for the manufacture of its molded C-Vue multifocal lens, which accounts for approximately 49%, 53% and 59% of the Company’s annual sales during years the years ended June 30, 2012, 2011 and 2010, respectively.  The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. The Company has concentrations in the volume of purchases it conducts with this supplier. For the year ended June 30, 2012, purchases from this supplier accounted for approximately 10% of the total cost of goods sold by the Company (2011-23%, 2010-20%).  At June 30, 2012, the Company owed this supplier approximately $68,000 (2011- $179,000). There is no assurance that an alternate supplier can successfully manufacture these lenses to the Company’s specifications, on acceptable terms, or within the constraints of the exclusive license agreement with Bausch + Lomb.

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2012

11.          REVENUE INFORMATION

All of our assets and operations are located in the United States in one business segment. Our revenues are derived from royalty income received from our exclusive agreement with Bausch + Lomb for the use of our patented multifocal designs and technology, and from sales from our specialty optical lens business, which manufactures and distributes optical products that use our proprietary design and manufacturing technology. Sales from our specialty optical lens business come from the following lens categories, for the years ended June 30:

	2012	2011	2010
Disposable lenses	$ 3,473,498	$ 3,657,980	$ 3,927,782
Custom soft lenses	1,724,759	1,314,596	1,093,648
Gas permeable lenses	376,363	424,504	462,750
Replacement and other lenses	606,829	679,952	733,065
Total sales	$ 6,181,449	$ 6,077,032	$ 6,217,245

12.          INCOME TAXES

A reconciliation of income taxes at the Federal statutory rate to the Company’s effective rate for the years ended June 30, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Statutory expense at the federal rate of 34%	$ 562,536	$ 760,913	$ 865,532
State tax expense, net of federal effect	(17,172)	(16,856)	87,398
Non-deductible (deductible) expenses	17,452	(2,148)	12,570
State refund	(52,234)	-	-
	$ 510,582	$ 746,205	$ 965,500

Income tax expense for the years ended June 30, 2012, 2011 and 2010 consists of the following:

	2012	2011	2010
Current income taxes	$ 264,082	$ 504,605	$ 543,700
Change in net deferred income taxes	246,500	241,600	421,800
	$ 510,582	$ 746,205	$ 965,500

The components giving rise to the deferred tax assets for the years ended June 30, 2012 and 2011 is as follows:

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2012

	2012	2011
Deferred tax assets
Inventory allowance	$ 4,700	$ 6,500
Allowance for bad debt, returns, and allowances	36,400	48,800
Tax depreciation of property, plant & equipment	(220,600)	9,200
Tax depreciation of intangibles	54,000	82,400
Interest rate swap	-	18,096
Other timing differences	161,700	138,100
Loss carry forward – Florida	40,400	38,100
	76,600	341,196
Valuation allowance	-	-
Net deferred tax asset	76,600	341,196
Less current portion	(162,100)	(153,500)
Long-term portion	$ (85,500)	$ 187,696

Subsequent to June 30, 2011, the Company was notified by the State of Florida that it would be examining the Company’s income tax returns for the fiscal years ended June 30, 2010, 2009 and 2008. The examination is complete and resulted with an income tax refund of $52,234.

During the year ended June 30, 2010, the Company moved out of Canada. Accordingly, the deferred tax asset from the Canadian loss carryforwards and its corresponding valuation allowance were removed.

13.          RETIREMENT PLANS

The Company maintains a 401(k) profit-sharing plan that covers substantially all of its employees.  Contributions are made at the Company’s discretion.  For the years ended June 30, 2012, 2011 and 2010, the Company contributed to the plan $78,474, $84,420, and $87,291 respectively.  The Company does not have any liabilities for the plan as of June 30, 2012.

14.          CONTINGENCY

The Company has employment agreements with three members of senior management.  These agreements contain terms for which certain benefits are payable upon termination or a change-of-control.

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

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2012

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s interest rate swap, which was included as a component of total liabilities in the consolidated balance sheet. The fair value is based on the expected cash flows over the life of the swap from a pricing model using a specific market environment.

	Total as of June 30, 2011	Level 1	Level 2	Level 3
Interest rate swap	$ (48,093)	$ -	$ (48,093)	$ -

On May 23, 2012, as part of the Hancock Bank refinancing the interest rate swap was unraveled and the interest rate swap agreement was terminated, therefore there is no fair value disclosure at June 30, 2012. (See Note 6).

The following presents the balances and net changes in the accumulated other comprehensive loss related to the interest rate swap, net of income taxes.

Interest Rate Swap
Balance at June 30, 2010	$-
Net change in fair value of interest rate swap, net of tax of $18,096	(29,997)
Balance at June 30, 2011	$(29,997)
Net change in fair value of interest rate swap, net of tax of $2,298	(3,804)
Reclassification adjustment for losses realized in net income related to termination of the interest rate swap	33,801
Balance at June 30, 2012	$-

Report of Independent Registered Public Accounting Firm on Schedule

Board of Directors

Unilens Vision Inc.

In connection with our audit of the consolidated financial statements of Unilens Vision Inc. referred to in our report dated September 28, 2012, we have also audited Schedule I for the year ended June 30, 2012.  In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Pender Newkirk & Company LLP

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

September 28, 2012

Unilens Vision Inc.

Schedule I

Valuation and Qualifying Accounts

Years Ended June 30, 2012 and 2011

		Additions
	Balance Beginning of Year	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance End of Year
June 30, 2012

Allowance for doubtful accounts	$87,472	$(14,871)		$(11,586) (1)	$61,015
Allowance for returns	42,172		$467,681 (2)	(469,691)	40,162
Total allowance for doubtful accounts and returns	129,644	(14,871)	467,681	(481,277)	101,177
Allowance for inventory	17,381			(4,438) (3)	12,943
Total	$147,025	$(14,871)	$467,681	$(485,715)	$114,120

June 30, 2011

Allowance for doubtful accounts	$167,379	$(7,497)		$(72,410) (1)	$87,472
Allowance for returns	50,441		$455,371 (2)	(463,640)	42,172
Total allowance for doubtful accounts and returns	217,820	(7,497)	455,371	(536,050)	129,644
Allowance for inventory	24,140			(6,759) (3)	17,381
Total	$241,960	$(7,497)	$455,371	$(542,809)	$147,025

(1)  Uncollected receivables written-off, net of recoveries.

(2)  Returned product, offset to sales.

(3)  Obsolete inventory written-off.

ITEM 9.              Changes in and disagreements with accountants on accounting and financial disclosure

None.

ITEM 9A.           controls and procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Annual Report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, as of June 30, 2012, management believes the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

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

The information to be set forth in the Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.            EXECUTIVE COMPENSATION

The information to be set forth in the Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

iTEM 12.              security ownership of certain BENEFICIAL owners and management and  related stockholder matters

The information to be set forth in the Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

iTEM 13.              certain relationships and related transactions, and director independence not applicable

The information to be set forth in the Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information to be set forth in the Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.              exhibits and financial statement schedules

(a) The following financial statements and financial statement schedules are filed as part of this report:

 (1)          Auditors’ Report on the consolidated balance sheets as at June 30, 2012 and 2011, and the consolidated statements of income, stockholders’ equity and cash flows for the years ended June 30, 2012, 2011 and 2010;

(2)           Consolidated balance sheets as at June 30, 2012 and 2011;

(3)           Consolidated statements of income for each of the years ended June 30, 2012, 2011 and 2010;

(4)           Consolidated statements of stockholders’ equity (deficit) for the periods referred to in (3) above;

(5)           Consolidated statements of cash flows for the periods referred to in (3) above;

(6)           Notes to the consolidated financial statements;

(7)           Report of independent registered public accounting firm on Schedule;

(8)           Schedule of valuation and qualifying accounts.

 (b) The following exhibits are filed as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) or Furnished (‡) Herewith (as indicated)
3.2	Certificate of Incorporation Unilens Vision Inc. (Delaware)	10-K	001-17861	3.2	09/28/2010
3.3	Unilens Vision Inc. By-Laws (Delaware)	10-K	001-17861	3.3	09/28/2010
10.1	Loan, Security Agreement and Promissory Note dated August 26, 2008 by and between Bank of America, N.A. and Unilens Corp. USA.	20-F	0-18760	2.5	12/30/2008
10.2	Credit and Security Agreement, Term Note and Revolving Credit Note dated November 9, 2009 between Regions Bank and Unilens Corp. USA.	20-F	001-17861	2.6	12/28/2009
10.3	License Agreement, dated October 25, 2001.	20-F	0-18760	4.1	03/15/2004
10.4	Private Label Supply Agreement dated June 4, 2002, between Unilens Vision Inc. and Bausch + Lomb Incorporated.	20-F	0-18760	4.2	03/15/2004
10.5	Unilens Vision Inc. Incentive Stock Option Plan – 2004	20-F	0-18760	4.10	03/15/2004
10.6	Asset Purchase Agreement, dated as of February 23, 2005, by and between Unilens Corp. USA and CIBA Vision Corporation.	20-F	0-18760	4.14	12/30/2005
10.7	Severance Compensation Agreement, dated July 1, 2005, between Unilens Corp. USA, Unilens Vision Inc. and Michael J. Pecora.	20-F	0-18760	4.15	12/30/2005
10.8	Severance Compensation Agreement, dated September 6, 2006, between Unilens Corp. USA, Unilens Vision Inc. and Kelly McKnight-Goelz.	20-F	0-18760	4.16	12/29/2006
10.9	Lease Agreement, dated May 4, 2006 between, Center Family, LTD. as Landlord, and Unilens Corp. USA as Tenant.	20-F	0-18760	4.17	12/29/2006
10.10	Consulting Agreement dated July 2, 2007 between Unilens Vision Inc. and Alfred W. Vitale.	20-F	0-18760	4.18	12/28/2007
10.11	Lease Agreement, dated July 1, 2008, between Unilens Corp. USA as Lessee and FIVE AND TWO ASSOCIATES as Lessor.	20-F	0-18760	4.19	12/30/2008
10.12	Addendum to Lease Agreement, dated May 4, 2006 between, Center Family, LTD. as Landlord, and Unilens Corp. USA as Tenant.	20-F	001-17861	4.20	12/28/2009
10.13	Asset Purchase Agreement, dated as of November 30, 2008, by and among Unilens Corp. USA and Aero Contact Lens, Inc.	20-F	001-17861	4.21	12/28/2009
10.14	Share Purchase Agreement Between UniInvest Holding AG, In Liquidation And Unilens Vision, Inc. Dated as of November 6, 2009.	20-F	001-17861	4.22	12/28/2009
10.15	Unilens Vision Inc. Incentive Stock Option Plan	10-K	001-17861	10.15	09/28/2010
10.16	Joinder Agreement and First Amendment to Credit and Security Agreement and Other Loan Documents, Amended and Restated Term Note and Revolving Credit Note dated August 12, 2010 between Regions Bank and Unilens Corp. USA. and Unilens Vision Sciences Inc.	10-K	001-17861	10.16	09/28/2010
10.17	Confirmation letter dated as of August 10, 2010 among Unilens Corp. USA and Regions Bank confirming terms and conditions of Swap Transaction.	10-Q	001-17861	10.1	11/15/2010
10.18	Second Amendment to Credit and Security Agreement and Other Loan Documents dated March 31, 2011 between Regions Bank and Unilens Corp. USA. and Unilens Vision Sciences Inc.	8-K	001-17861	10.1	04/04/2011
10.19	Second Amended and Restated Term Note dated March 31, 2011 between Regions Bank and Unilens Corp. USA. and Unilens Vision Sciences Inc.	8-K	001-17861	10.2	04/04/2011
10.20	Ratification and Consent of Guaranty dated March 31, 2011 between Regions Bank and Unilens Vision, Inc.	8-K	001-17861	10.3	04/04/2011
10.21	Master Agreement and Interim Schedule dated April 14, 2011 among Unilens Corp. USA and Regions Equipment Finance, LTD. and Regions Equipment Finance Corporation.	10-Q	001-17861	10.1	05/16/2011
10.22	Severance Compensation Agreement, dated September 14, 2011, between Unilens Corp. USA, Unilens Vision Inc. and Leonard F. Barker.	10-K	001-17861	10.22	09/28/2011
10.23	Credit and Security Agreement dated May 17, 2012 between Hancock Bank and Unilens Corp. USA., and Unilens Vision Sciences Inc.	8-K	001-17861	10.1	05/25/2012
10.24	Commercial Term Note dated May 17, 2012 between Hancock Bank and Unilens Corp. USA., and Unilens Vision Sciences Inc.	8-K	001-17861	10.2	05/25/2012
10.25	Commercial Revolving Line of Credit Note dated May17, 2012 between Hancock Bank and Unilens Corp. USA., and Unilens Vision Sciences Inc.	8-K	001-17861	10.3	05/25/2012
10.26	Patent Security Agreement dated May17, 2012 between Hancock Bank and Unilens Corp. USA.	8-K	001-17861	10.4	05/25/2012
10.27	Continuing Guaranty dated May 17, 2012 between Hancock Bank and Unilens Corp. USA., and Unilens Vision Sciences Inc.	8-K	001-17861	10.5	05/25/2012
14.1	Code of Ethics	20-F	001-17861	11.1	12/30/2004
21.1	List of Subsidiaries					†
31.1	Certification of Michael J. Pecora Pursuant to Rule 13a-14(a)					†
31.2	Certification of Leonard F. Barker Pursuant to Rule 13a-14(a)					†
32.1	Certification of Michael J. Pecora Pursuant to 18 U.S.C. Section 1350					†
32.2	Certification of Leonard F. Barker Pursuant to 18 U.S.C. Section 1350					†

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September, 28 2012	UNILENS VISION INC.
A Delaware Corporation
By: /s/ Michael J. Pecora
Michael J. Pecora
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date
/s/ Michael J. Pecora Michael J. Pecora	President, Chief Executive Officer (principal executive officer), Director and Chairman of the Board	September 28, 2012

/s/ Leonard F. Barker Leonard F. Barker	Vice President, Chief Financial Officer and Secretary (principal financial officer and principal accounting officer)	September 28, 2012

/s/Nicholas Bennett Nicholas Bennett	Director	September 28, 2012

s/Adrian Lupien Adrian Lupien	Director	September 28, 2012

/s/ Vadim Perelman Vadim Perelman	Director	September 28, 2012

