Form 10-Q
period 2012-09-30
UNILENS VISION INC
filed 2012-11-14
CIK 852564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☑ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☑  No

As of November 14, 2012 there were 2,369,354 outstanding shares of common stock.

UNILENS VISION INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2012

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

Unilens Vision Inc.

Condensed Consolidated Balance Sheets

September 30, 2012 (Unaudited) and June 30, 2012

	September 30, 2012	June 30, 2012
ASSETS
Current
Cash and cash equivalents	$539,061	$374,977
Accounts receivable, net of allowance of $88,638 and $101,117
at September 30, 2012 and June 30, 2012, respectively	728,972	778,300
Royalties and other receivables	529,377	619,939
Inventories	590,758	574,732
Prepaid expenses	107,044	51,484
Income taxes receivable	-	53,883
Deferred loan costs – current	11,853	11,853
Deferred tax asset – current	157,300	162,100
Total current assets	2,664,365	2,627,268
Property, plant, and equipment, net of accumulated depreciation of $4,986,244
and $4,939,067 at September 30, 2012 and June 30, 2012, respectively	966,619	996,072
Deferred loan costs	43,198	46,161
Other assets	159,351	154,843
Total assets	$3,833,533	$3,824,344

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable	$347,263	$262,047
Accrued wages and employee benefits	242,901	264,097
Deferred income	415,785	409,879
Income taxes payable	35,094	-
Other accrued liabilities	77,535	55,119
Line of credit	-	81,441
Note payable – current	700,000	700,000
Total current liabilities	1,818,578	1,772,583
Accrued wages and employee benefits	114,908	113,097
Note payable – long-term	2,566,667	2,741,667
Deferred tax liability	73,500	85,500
Total liabilities	4,573,653	4,712,847
Stockholders’ deficit
Capital stock
Preferred shares, par value $0.001 per share; 3,000,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, par value $0.001 per share; 30,000,000 shares authorized;
shares issued and outstanding 2,369,354	2,369	2,369
Additional paid-in capital	20,286,663	20,286,663
Deficit	(21,029,152)	(21,177,535)
Total stockholders’ deficit	(740,120)	(888,503)
Total liabilities and stockholders’ deficit	$3,833,533	$3,824,344

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Unilens Vision Inc.

Condensed Consolidated Statements of Income and Changes in Accumulated Deficit

For Three Months Ended September 30, 2012 and 2011

 (Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Revenues:
Sales	$1,509,654	$1,576,530
Royalty income	528,957	631,200
Total revenues	2,038,611	2,207,730
Operating costs and expenses:
Cost of sales	890,766	930,065
Sales and marketing	370,955	361,222
Administration	345,668	343,285
Research and development	20,014	20,958
Total operating costs and expenses	1,627,403	1,655,530
Operating income	411,208	552,200
Other non-operating items:
Other income (expense)	1,630	1,030
Net interest expense	(31,057)	(70,794)
Total other non-operating items:	(29,427)	(69,764)
Income before income tax expense	381,781	482,436
Income tax expense	126,777	158,982
Net income for the period	255,004	323,454
Deficit, beginning of period	(21,177,535)	(21,894,989)
Dividends paid	(106,621)	(106,621)
Deficit, end of period	$(21,029,152)	$(21,678,156)
Net income per common share:
Basic	$0.11	$0.14
Diluted	$0.11	$0.14
Weighted average number of common shares outstanding during the period:
Basic	2,369,354	2,369,354
Effect of dilutive options	-	-
Diluted	2,369,354	2,369,354

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.

Condensed Consolidated Statements of Cash Flows

For Three Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011

Cash Flows from Operating Activities
Net income for the period	$255,004	$323,454
Items not affecting cash:
Depreciation and amortization	47,178	29,960
Deferred tax expense	(7,200)	48,400
Change in working capital items	249,889	316,510
Net cash provided by operating activities	544,871	718,324
Cash Flows from Investing Activities
Purchase of property, plant and equipment and other assets	(17,725)	(350,193)
Net cash used in investing activities	(17,725)	(350,193)
Cash Flows from Financing Activities
Repayment of borrowings under term loan	(175,000)	(164,286)
Net repayments under line of credit	(81,441)	-
Common stock dividends paid	(106,621)	(106,621)
Net cash used in financing activities	(363,062)	(270,907)
Change in cash and cash equivalents during the period	164,084	97,224
Cash and cash equivalents, beginning of period	374,977	601,360
Cash and cash equivalents, end of period	$539,061	$698,584
Supplemental cash flow disclosure information:
Noncash investing and financing activities:
Change in fair value of interest rate swap	$-	$(13,924)
Cash paid during the period for interest	$28,663	$65,615
Cash paid during the period for income taxes	$45,000	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2012

(Unaudited)

Note 1 — Basis of Presentation and Consolidation

Basis of Presentation

Unilens Vision Inc. operates through our wholly-owned subsidiary, Unilens Corp. USA, located in Largo, Florida. The accompanying consolidated financial statements (the “Financial Statements”) for the interim periods ended September 30, 2012 and 2011 (the “Interim Period”) are i) prepared on the basis of accounting principles generally accepted in the United States, ii) conform in all material respects with accounting principles generally accepted in Canada, and iii) are unaudited, but in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, operations, and changes in financial results of the Interim Period.  The Financial Statements are not necessarily indicative of the results to be expected for the full year.  The Financial Statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements, and therefore should be read in conjunction with our audited financial statements for the year ended June 30, 2012. Additional information concerning us is contained in the Management Discussion and Analysis included in this quarterly report.

Basis of Consolidation

These consolidated financial statements include the accounts of Unilens Vision Inc. and its wholly-owned subsidiary, Unilens Corp. USA and its wholly-owned subsidiary, Unilens Vision Sciences Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2 — Stock-Based Compensation, Stock Options and Stock

Stock-based payments are recorded using the fair value method of accounting for stock options.  Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. There was no   stock compensation expense attributable to stock options charged against income for the fiscal quarters ended September 30, 2012 and 2011, since no options were granted during such periods and all options outstanding at the beginning of such periods were fully vested.

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
September 30, 2012

 (Unaudited)

At the Annual General Meeting of Shareholders held on March 25, 2010, the shareholders approved the Unilens’ Incentive Stock Option Plan. The initial maximum number of shares available for option grants under the Stock Option Plan is 236,935.

The following table describes the number and the exercise price of options that have been granted, exercised, or cancelled under the Stock Option Plan approved on March 25, 2010 during the three month period ended September 30, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, beginning of year	160,000	$4.83	7.67 Years
Exercised	-
Granted
Directors/Employees	-
Consultants	-
Sub-total granted	-
Expired/cancelled	-
Outstanding, end of period	160,000	$4.83	7.42 Years
Options exercisable, end of period	160,000	$4.83	7.42 Years

As of September 30, 2012 we have 160,000 options outstanding and an additional 76,935 options available for future grants under the existing Incentive Stock Option Plan.

There was no cash proceeds, related to options exercised during the three months ended September 30, 2012, as no options were exercised.

The following table describes the number of options, exercise price, and expiry date of the options granted by the Company that were outstanding at September 30, 2012:

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

As of September 30, 2012 the aggregate intrinsic value of options outstanding and options exercisable were both zero since the closing price of our common shares on that date of $3.25 were less than the exercise price.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2012

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

Note 4 — Inventories

	As at September 30, 2012	As at June 30, 2012
Raw materials	$260,615	$295,742
Work in progress	28,328	29,005
Finished goods	315,092	262,928
	604,035	587,675
Less allowance for obsolescence	13,277	12,943
	$590,758	$574,732

Note 5 — Supplemental Disclosure with Respect to Cash Flows

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011

Cash provided by (used in):
Accounts and royalties and other receivables	$139,891	$484,086
Inventories	(16,026)	(8,281)
Prepaid expenses and other assets	(57,106)	(67,505)
Accounts payable and accrued liabilities	94,153	(202,372)
Income taxes payable	88,977	110,582
Change in working capital items	$249,889	$316,510

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2012

(Unaudited)

Note 6 — Revenue Information

All of our assets and operations are located in the United States in one business segment. Our revenues are derived from royalty income received from our exclusive agreement with Bausch + Lomb Incorporated (“Bausch + Lomb”), for the use of our patented multifocal designs and technology, and from sales from our specialty optical lens business, which manufactures and distributes optical products that use our proprietary design and manufacturing technology. Sales from our specialty optical lens business come from the following lens categories, for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Disposable lenses	$820,725	$899,583
Custom soft lenses	471,604	408,119
Gas permeable lenses	81,766	98,305
Replacement and other lenses	135,559	170,523
Total sales	$1,509,654	$1,576,530

Note 7 — Term Loan, Line of Credit and Interest Rate Swap

On May 23, 2012, the Company closed on a new $3,500,000 5-year term loan facility and a $1,500,000 line of credit with Hancock Bank, which replaced the term loan facility and line of credit then in place with Regions Bank. Costs related to the Hancock Bank term loan facility and line of credit, were $59,265, which are amortized over the life of the 5-year term loan facility. The minimum monthly principal payments under the Hancock Bank term loan facility are $58,333, plus accrued interest. The Hancock Bank term loan and line of credit both bear interest at a floating rate of 30-day LIBOR plus 3.00%.

Monthly interest only payments are due under the Hancock Bank line of credit, with the maximum borrowings at any time not to exceed the lesser of (i) $1,500,000 or (ii) a sum equal to 85% of Eligible royalty receivables, plus 75% of Eligible Accounts Receivables plus 50% of Eligible Raw Material and Finished Goods Inventory. The maximum borrowing amount under this line of credit facility at September 30, 2012 was $1,034,000. The Company expects to extend this line of credit which expires on February 1, 2013.

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

The Company was in compliance with all financial covenants and had no outstanding balance on the Hancock Bank line of credit, and $3,266,667 outstanding on the term loan at September 30, 2012.

Note 8 — Recent Accounting Standards

Recent codified pronouncements by the FASB are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 9 — Subsequent Event

On November 1, 2012, our Board of Directors declared our regular quarterly cash dividend, at the rate of $0.045 per common share, payable November 23, 2012, to stockholders of record at the close of business on November 12, 2012. This is the 25rd consecutive quarterly cash dividend declared.

Report of Independent Registered Public Accounting Firm

Board of Directors

Unilens Vision Inc.

Largo, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Unilens Vision Inc. as of September 30, 2012 and the related condensed consolidated statements of income and changes in accumulated deficit for the three month periods ended September 30, 2012 and 2011 and the condensed consolidated statements of cash flows for the three month periods ended September 30, 2012 and 2011. These condensed consolidated financial statements are the responsibility of the management of Unilens Vision Inc.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Unilens Vision Inc. as of June 30, 2012 and the related consolidated statements of income, stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated September 28, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed  consolidated balance sheet as of June 30, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Pender Newkirk & Company LLP

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

November 14, 2012

Item 2 – Management’s Discussion & Analysis of Financial Condition and Results of Operations

The following management discussion and analysis (“MDA”) provides information on the activities of Unilens Vision Inc. and should be read in conjunction with our quarterly condensed consolidated financial statements and notes thereto for the three months ended September 30, 2012 (the “Financial Statements”), as well as our Annual Report on Form 10-K for the fiscal year June 30, 2012, filed with the Securities and Exchange Commission.  The Financial Statements have been prepared in United States dollars and in conformity with United States generally accepted accounting principles (“US GAAP”). Unless otherwise indicated, all dollar amounts disclosed in this MDA are expressed in United States Dollars.

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

Overview

We license, manufacture, distribute and market specialty optical lens products using our proprietary design and manufacturing technology. Our products are sold primarily in the United States solely to eye care professionals through in house sales representatives and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our specialty optical lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses. During the three months ended September 30, 2012 the Company’s C-Vue disposable products accounted for approximately 54% of sales.

Sales of our specialty optical lens products accounted  for the largest percentage of our total revenues, constituting approximately 74% while royalty income derived from our exclusive license of our patented multifocal design to Bausch + Lomb was approximately 26% during the three months ended September 30, 2012.

Economic conditions in the United States have restrained our growth. We are however optimistic about the long-term outlook for the contact lens market and the specialty contact lens market, in particular.

Market demographics indicate that speciality contact lenses will continue to be the fastest growing segment of the contact lens market. Specialty contact lenses include toric, toric multifocal, and cosmetic lenses. We believe that our custom soft speciality lenses including our C-Vue multifocal lens for presbyopia, our C-Vue custom toric lens for correcting astigmatism and the C-Vue Advanced toric multifocal lens, will grow over time due to market demographics favoring  specialty lenses and our patented multifocal technology.

We believe market demographics favoring specialty contact lenses will continue to drive our revenue and earnings. In January 2011, we launched our new C-VUE Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. They are completely customizable, and feature a risk-free trial program, and sales have grown steadily during the 2012 fiscal year and into the first quarter of the 2013 fiscal year.

A significant portion of our net income is derived from our exclusive license with Bausch + Lomb and such royalty income is a major component of our profitability. However, there can be no assurance, that such royalty income from Bausch + Lomb will grow or that Bausch + Lomb will continue to sell products in the future utilizing our technology.

The contact lens market is highly competitive.  We compete with industry leaders, such as Vistakon, Inc. a unit of Johnson and Johnson Vision Care, Inc., Bausch + Lomb, Alcon Laboratories, Inc., a division of Novartis AG, and Cooper Vision, Inc., a unit of Cooper Vision Companies, Inc.  Our ability to compete successfully is dependent in part on eye care professionals’ perceptions of product quality, product development, technical innovation, and price.

We have a supply agreement with one supplier for the manufacture of our molded C-Vue multifocal lens, which currently accounts for approximately 46% of our quarterly sales.  The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurances that it will continue to do so.

First Quarter Highlights

•         Sales for the first quarter of fiscal 2013 were $1.5 million or 4.2% less than the first quarter of fiscal 2012.

•         Custom soft lens sales increased 15.6% while the disposable lens category declined 8.8%.

•         Royalty income for 2013 declined 16.2% compared to the first quarter of 2012, resulting in a decline in total revenue of 7.7% to $2.0 million.

•         Operating expenses increased 1.5% compared to the first quarter of fiscal 2012.

•         Interest expense was 56% less when compared to the first quarter of fiscal 2012, due to lower debt levels and the Hancock bank refinancing in May, 2012.

•         Net income decreased 21.2% compared to the first quarter of fiscal 2012.

•         Earnings per share were $0.11 compared to $0.14 in the first quarter of fiscal 2012.

•         Paid our 24th consecutive quarterly dividend, at $0.045 per share in August 2012. On November 1, 2012 we declared our 25th consecutive quarterly dividend, at an annual rate of $0.18 per share or $0.045 per share quarterly, a dividend yield of 5.5% based on the October month end closing price of $3.27.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of total revenues:

	Three Months Ended September 30
	2012		2011
	$	% of Revenues	$	% of Revenues
Revenues	2,038,611	100.0	2,207,730	100.0
Operating costs and expenses	1,627,403	79.8	1,655,530	75.0
Operating income	411,208	20.2	552,200	25.0
Other non-operating items	(29,427)	(1.4)	(69,764)	(3.2)
Income before income tax expense	381,781	18.8	482,436	21.8

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of sales:

	Three Months Ended September 30
	2012		2011
	$	% of Sales	$	% of Sales
Sales	1,509,654	100.0	1,576,530	100.0
Cost of sales	890,766	59.0	930,065	59.0
Sales and marketing	370,955	24.6	361,222	22.9
Administration	345,668	22.9	343,285	21.8
Research and development	20,014	1.3	20,958	1.3

First Quarter

During the three months ended September 30, 2012 (the “Current Quarter”) we earned income before tax of $381,781 compared to income before tax of $482,436 for the three months ended September 30, 2011 (the “Prior Quarter”).  The decrease in income before tax during the Current Quarter of $100,655 was primarily from the decrease in royalty income from Bausch + Lomb of $102,243 to $528,957 in the Current Quarter as compared to $631,200 in the Prior Quarter, (ii) an decrease in gross margin of $27,577 from lower sales (iii) excluding cost of sales, a increase in expenses of $11,172 as described below, and (iv) a decrease in other items primarily interest expense, and other income of $40,337. After recording income tax expense of $126,777, we had net income of $255,004 or $0.11 per diluted share, for the Current Quarter. In comparison, in the Prior Quarter we had net income of $323,454 or $0.14 per diluted share after recording income tax expense of $158,982.

Sales during the Current Quarter were $1,509,654, a decrease of $66,876 (4.2%), as compared to sales of $1,576,530 during the Prior Quarter. The disposable lens category decreased by 8.8% as sales of our C-Vue disposable multifocal lenses continue to be affected by competition from competitor product offerings and promotional programs. Our custom soft lens category increased by 15.6%, primarily due to increased demand of our new C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement, launched over a year ago in January of 2011. Our  gas permeable lens category decreased 16.8% primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased as expected by 20.5% due to the expected decline in product lines that are nearing the end of their life cycle, offset some by sales increases for Unilens replacement products due to the discontinuation of replacement lens products from several of our competitors.

Gross margin was flat at 41.0% in the Current Quarter compared to the same 41.0% in the Prior Quarter, due primarily to manufacturing improvements implemented during the Current Quarter offset by lower margins.

During the Current Quarter, as compared to the Prior Quarter, expenses increased 1.5% or $11,172. Administrative expenses increased $2,383 primarily due to increases in payroll and related expenses offset by decreases in corporate governance expenses. Sales and marketing expenses increased $9,733 primarily due to advertising costs associated with a new corporate logo and future new product launches while research and development expenses decreased $944 during the Current Quarter, as compared to the Prior Quarter.

We record income tax and income taxes payable at the statutory rates. During the Current Quarter and the Prior Quarter we recorded income tax expense of $126,777 and $158,982, respectively. The effective tax rate for the Current Quarter and Prior Quarter was 33.2% and 33.0%, respectively

Liquidity and Capital Resources

Cash and cash equivalents were $539,061 at September 30, 2012 compared to $ 374,977 at June 30, 2012.  The following is a summary of the change in our cash and cash equivalents:

	September 30,
	2012	2011
Net cash provided by operating activities	$544,871	$718,324
Net cash used in investing activities	(17,725)	(350,193)
Net cash used in financing activities	(363,062)	(270,907)
Net decrease in cash and cash equivalents	$164,084	$97,224

As of September 30, 2012, we had working capital of $845,787 representing a decrease of $8,898 from our working capital at June 30, 2012. The decrease in working capital was due to an increase in cash, and the payoff of the line of credit, offset by decreases in accounts receivable, royalty and other receivables, and an increase in accounts payable.

During the three months ended September 30, 2012, we generated $544,871 positive cash from operations representing a decrease of $173,453 from $718,324 generated during the Prior Quarter. The decrease was due primarily to the reduction of royalty and other receivables in the Current Quarter, compared to the Prior Quarter which included the payment of the one-time price correction recorded in the fourth quarter of fiscal year 2011, offset by increases in accounts payable and accrued expenses.

Investing activities for the Current Quarter were for the purchase of capital additions. Cash used for these capital additions were $17,725 a decrease of $332,468 from $350,193 in the Prior Quarter, which was primarily for the  purchase of manufacturing equipment.

Financing activities during the Current Quarter consisted primarily of principal repayments of $175,000 on the term loan facility and the payoff of the outstanding balance of $81,441 on the line of credit, compared to term loan repayments of $164,286 in the Prior Year. In addition financing activities in both the Current and Prior Quarters included the payment of $106,621 of dividends to our shareholders. The slightly higher term loan principal repayments are from the May 23, 2012, Hancock Bank refinancing of our term loan and line of credit facilities with a new five-year term loan and line of credit, which increased our term loan principal payments to $58,333 per month from $54,762, while at the same time extending the term of the loan and reducing the interest rate to a floating rate of 30-day LIBOR plus 3.00%. Cash income taxes paid during the Current Quarter were $45,000 compared to no required cash income tax payments paid in the Prior Quarter.

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

There have been no changes to our critical accounting policies during the first three months of fiscal 2013.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2012 Form 10-K.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Our market risks in the normal course of business are related to changes in interest rates, which at September 30, 2012 are similar to those disclosed in the 2012 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 – Legal Proceedings

None

Item 1A – Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of our 2012 Annual Report on Form 10-K.

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

UNILENS VISION INC.
(Registrant)

Date: November 14, 2012	By	/s/Michael J. Pecora
	Name:	Michael J. Pecora
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	By	/s/Leonard F. Barker
	Name:	Leonard F. Barker
	Title:	Vice President, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)