Form 10-Q
period 2012-12-31
UNILENS VISION INC
filed 2013-02-14
CIK 852564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2012

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

As of February 14, 2013 there were 2,369,354 outstanding shares of common stock.

UNILENS VISION INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2012

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

Unilens Vision Inc.

Condensed Consolidated Balance Sheets

December 31, 2012 (Unaudited) and June 30, 2012

	December 31, 2012	June 30, 2012
ASSETS
Current
Cash and cash equivalents	$265,952	$374,977
Accounts receivable, net of allowance of $79,096 and $101,117 at December 31, 2012 and June 30, 2012, respectively	697,142	778,300
Royalties and other receivables	470,383	619,939
Inventories	765,124	574,732
Prepaid expenses	149,445	51,484
Income taxes receivable	14,501	53,883
Deferred loan costs – current	11,853	11,853
Deferred tax asset – current	176,200	162,100
Total current assets	2,550,600	2,627,268
Property, plant, and equipment, net of accumulated depreciation of $5,035,716 and $4,939,067 at December 31, 2012 and June 30, 2012, respectively	992,067	996,072
Deferred loan costs	40,234	46,161
Other assets	157,492	154,843
Total assets	$3,740,393	$3,824,344

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable	$386,467	$262,047
Accrued wages and employee benefits	207,070	264,097
Deferred income	415,903	409,879
Other accrued liabilities	39,472	55,119
Line of credit	-	81,441
Note payable – current	700,000	700,000
Total current liabilities	1,748,912	1,772,583
Accrued wages and employee benefits	116,720	113,097
Note payable – long-term	2,391,667	2,741,667
Deferred tax liability	75,900	85,500
Total liabilities	4,333,199	4,712,847
Stockholders’ deficit
Capital stock
Preferred shares, par value $0.001 per share; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common shares, par value $0.001 per share; 30,000,000 shares authorized; shares issued and outstanding 2,369,354	2,369	2,369
Additional paid-in capital	20,286,663	20,286,663
Deficit	(20,881,838)	(21,177,535)
Total stockholders’ deficit	(592,806)	(888,503)
Total liabilities and stockholders’ deficit	$3,740,393	$3,824,344

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.
Condensed Consolidated Statements of Income and Changes in Accumulated Deficit
For Three and Six Months Ended December 31, 2012 and 2011
(Unaudited)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011
Revenues:
Sales	$1,429,475	$1,459,411	$2,939,129	$3,035,941
Royalty income	582,574	653,894	1,111,531	1,285,094
Total revenues	2,012,049	2,113,305	4,050,660	4,321,035
Operating costs and expenses:
Cost of sales	899,696	916,891	1,790,462	1,846,956
Sales and marketing	384,083	391,618	755,038	752,840
Administration	301,423	298,716	647,091	642,001
Research and development	20,446	21,946	40,460	42,904
Total operating costs and expenses	1,605,648	1,629,171	3,233,051	3,284,701
Operating income	406,401	484,134	817,609	1,036,334
Other non-operating items:
Other income	1,526	278	3,156	1,308
Net interest expense	(29,086)	(69,551)	(60,143)	(140,345)
Total other non-operating items:	(27,560)	(69,273)	(56,987)	(139,037)
Income before income tax expense	378,841	414,861	760,622	897,297
Income tax expense	124,906	133,235	251,683	292,217
Net income for the period	253,935	281,626	508,939	605,080
Deficit, beginning of period	(21,029,152)	(21,678,156)	(21,177,535)	(21,894,989)
Dividends paid	(106,621)	(106,621)	(213,242)	(213,242)
Deficit, end of period	$(20,881,838)	$(21,503,151)	$(20,881,838)	$(21,503,151)
Net income per common share:
Basic	$0.11	$0.12	$0.21	$0.26
Diluted	$0.11	$0.12	$0.21	$0.26

Weighted average number of common shares outstanding during the period:
Basic	2,369,354	2,369,354	2,369,354	2,369,354
Effect of dilutive options	-	-	-	-
Diluted	2,369,354	2,369,354	2,369,354	2,369,354

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

UnilensVision Inc.
Condensed Consolidated Statements of Cash Flows
For Six Months Ended December 31, 2012 and 2011
(Unaudited)

	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011
Cash Flows from Operating Activities
Net income for the period	$508,939	$605,080
Items not affecting cash:
Depreciation and amortization	96,649	77,469
Deferred tax (benefit) expense	(23,700)	103,000
Change in working capital items	46,414	154,875
Net cash provided by operating activities	628,302	940,424
Cash Flows from Investing Activities
Purchase of property, plant and equipment and other assets	(92,644)	(389,158)
Net cash used in investing activities	(92,644)	(389,158)
Cash Flows from Financing Activities
Repayment of borrowings under term loan	(350,000)	(744,284)
Net repayments under line of credit	(81,441)	-
Common stock dividends paid	(213,242)	(213,242)
Net cash used in financing activities	(644,683)	(957,526)
Change in cash and cash equivalents during the period	(109,025)	(406,260)
Cash and cash equivalents, beginning of period	374,977	601,360
Cash and cash equivalents, end of period	$265,952	$195,100
Supplemental cash flow disclosure information:
Noncash investing and financing activities:	$-	$(3,356)
Change in fair value of interest rate swap
Cash paid during the period for interest	$54,736	$126,888
Cash paid during the period for income taxes	$236,000	$171,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2012

(Unaudited)

Note 1 — Basis of Presentation and Consolidation

Basis of Presentation

Unilens Vision Inc. operates through our wholly-owned subsidiary, Unilens Corp. USA, located in Largo, Florida. The accompanying consolidated financial statements (the “Financial Statements”) for the interim periods ended December 31, 2012 and 2011 (the “Interim Period”) are i) prepared on the basis of accounting principles generally accepted in the United States, ii) conform in all material respects with accounting principles generally accepted in Canada, and iii) are unaudited, but in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, operations, and changes in financial results of the Interim Period.  The Financial Statements are not necessarily indicative of the results to be expected for the full year.  The Financial Statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements, and therefore should be read in conjunction with our audited financial statements for the year ended June 30, 2012. Additional information concerning us is contained in the Management Discussion and Analysis included in this quarterly report.

Basis of Consolidation

These consolidated financial statements include the accounts of Unilens Vision Inc. and its wholly-owned subsidiary, Unilens Corp. USA and its wholly-owned subsidiary, Unilens Vision Sciences Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2 — Stock-Based Compensation, Stock Options and Stock

Stock-based payments are recorded using the fair value method of accounting for stock options. There was no   stock compensation expense attributable to stock options charged against income for the fiscal quarters ended December 31, 2012 and 2011, since no options were granted during such periods and all options outstanding at the beginning of such periods were fully vested.

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

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
December 31, 2012

 (Unaudited)

The following table describes the number and the exercise price of options that have been granted, exercised, or cancelled under the Stock Option Plan approved on March 25, 2010 during the six month period ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, beginning of year	160,000	$4.83	7.67 Years
Exercised	-
Granted
Directors/Employees	-
Consultants	-
Sub-total granted	-
Expired/cancelled	-
Outstanding, end of period	160,000	$4.83	7.17 Years
Options exercisable, end of period	160,000	$4.83	7.17 Years

As of December 31, 2012 we have 160,000 options outstanding and an additional 76,935 options available for future grants under the existing Incentive Stock Option Plan.

There was no cash proceeds, related to options exercised during the six months ended December 31, 2012, as no options were exercised.

The following table describes the number of options, exercise price, and expiry date of the options granted by the Company that were outstanding at December 31, 2012:

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

As of December 31, 2012 the aggregate intrinsic value of options outstanding and options exercisable were both zero since the closing price of our common shares on that date of $3.00 were less than the exercise price.

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

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
December 31, 2012

(Unaudited)

Note 4 — Inventories

	As at December 31, 2012	As at June 30, 2012
Raw materials	$272,250	$295,742
Work in progress	22,577	29,005
Finished goods	482,874	262,928
	777,701	587,675
Less allowance for obsolescence	12,577	12,943
	$765,124	$574,732

Note 5 — Supplemental Disclosure with Respect to Cash Flows

	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011
Cash provided by (used in):
Accounts and royalties and other receivables	$230,714	$413,471
Inventories	(190,392)	(55,338)
Prepaid expenses and other assets	(94,684)	(69,976)
Accounts payable and accrued liabilities	61,394	(151,499)
Income taxes receivable	39,382	18,217
Change in working capital items	$46,414	$154,875

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
December 31, 2012

(Unaudited)

Note 6 — Revenue Information

All of our assets and operations are located in the United States in one business segment. Our revenues are derived from royalty income received from our exclusive agreement with Bausch + Lomb Incorporated (“Bausch + Lomb”), for the use of our patented multifocal designs and technology, and from sales from our specialty optical lens business, which manufactures and distributes optical products that use our proprietary design and manufacturing technology. Sales from our specialty optical lens business come from the following lens categories, for the three and six months ended December 31, 2012 and 2011:

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011
Disposable lenses	$763,469	$825,998	$1,584,194	$1,725,581
Custom soft lenses	450,216	405,560	921,820	813,680
Gas permeable lenses	90,528	90,667	172,295	188,971
Replacement and other lenses	125,262	137,186	260,820	307,709
Total sales	$1,429,475	$1,459,411	$2,939,129	$3,035,941

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

Monthly interest only payments are due under the Hancock Bank line of credit, with the maximum borrowings at any time not to exceed the lesser of (i) $1,500,000 or (ii) a sum equal to 85% of Eligible royalty receivables, plus 75% of Eligible Accounts Receivables plus 50% of Eligible Raw Material and Finished Goods Inventory. The maximum borrowing amount under this line of credit facility at December 31, 2012 was $1,046,000. The Company extended this line of credit which now expires on February 1, 2014.

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

The Company was in compliance with all financial covenants and had no outstanding balance on the Hancock Bank line of credit, and $3,091,667 outstanding on the term loan at December 31, 2012.

Note 8 — Recent Accounting Standards

Recent codified pronouncements by the FASB are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 9 — Subsequent Event

On February 1, 2013, our Board of Directors declared our regular quarterly cash dividend, at the rate of $0.045 per common share, payable February 22, 2013, to stockholders of record at the close of business on February 12, 2013. This is the 26th consecutive quarterly cash dividend declared.

Report of Independent Registered Public Accounting Firm

Board of Directors

UnilensVision Inc.

Largo, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Unilens Vision Inc. as of December 31, 2012 and the related condensed consolidated statements of income and changes in accumulated deficit for the three and six month periods ended December 31, 2012 and 2011 and the condensed consolidated statements of cash flows for the six month periods ended December 31, 2012 and 2011. These condensed consolidated financial statements are the responsibility of the management of Unilens Vision Inc.

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

 /s/ Warren Averett, LLC

Warren Averett, LLC

Tampa, Florida

February14, 2013

Item 2 – Management’s Discussion & Analysis of Financial Condition and Results of Operations

The following management discussion and analysis (“MDA”) provides information on the activities of  Unilens Vision Inc. and should be read in conjunction with our quarterly condensed consolidated financial statements and notes thereto for the three and six months ended December 31, 2012 (the “Financial Statements”), as well as our Annual Report on Form 10-K for the fiscal year June 30, 2012, filed with the Securities and Exchange Commission.  The Financial Statements have been prepared in United States dollars and in conformity with United States generally accepted accounting principles (“US GAAP”). Unless otherwise indicated, all dollar amounts disclosed in this MDA are expressed in United States Dollars.

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

Overview

We license, manufacture, distribute and market specialty optical lens products using our proprietary design and manufacturing technology. Our products are sold primarily in the United States solely to eye care professionals through in house sales representatives and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our specialty optical lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses. During the three and six months ended December 31, 2012 the Company’s C-Vue disposable products accounted for approximately 53 % and 54% of sales.

Sales of our specialty optical lens products accounted for the largest percentage of our total revenues, constituting approximately 71% and 73% while royalty income derived from our exclusive license of our patented multifocal design to Bausch + Lomb was approximately 29% and 27% during the three and six months ended December 31, 2012.

Economic conditions in the United States have restrained our growth. We are however optimistic about the long-term outlook for the contact lens market and the specialty contact lens market, in particular.

Market demographics indicate that speciality contact lenses will continue to be the fastest growing segment of the contact lens market. Specialty contact lenses include toric, toric multifocal, and cosmetic lenses. We believe that our custom soft speciality lenses including our C-Vue multifocal lens for presbyopia, our C-Vue custom toric lens for correcting astigmatism and the C-Vue Advanced toric multifocal lens,will grow over time due to market demographics favoring specialty lenses and our patented multifocal technology.

We believe market demographics favoring specialty contact lenses will continue to drive our revenue and earnings. In January 2011, we launched our new C-VUE Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. They are completely customizable, and feature a risk-free trial program, and sales have grown steadily during the 2012 fiscal year and into the first half of the 2013 fiscal year.

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

Second Quarter Highlights

•         Sales for the second quarter of fiscal 2013 were $1.4 million or 2.1% less than the second quarter of fiscal 2012. Custom soft lens sales increased 11.0% while the disposable lens category declined 7.6%.

•         Royalty income declined 10.9% compared to the second quarter of fiscal 2012, resulting in a decline in total revenue of 4.8% to $2.0 million.

•         Operating expenses decreased 0.9% compared to the second quarter of fiscal 2012.

•         Interest expense was 58% less when compared to the second quarter of fiscal 2012, due to lower debt levels and the Hancock bank refinancing in May, 2012.

•         Net income decreased 9.8% compared to the second quarter of fiscal 2012.

•         Earnings per share were $0.11 compared to $0.12 in the second quarter of fiscal 2012.

•         Paid our 25th consecutive quarterly dividend, at $0.045 per share in November 2012.On February 1, 2013 we declared our 26th consecutive quarterly dividend, at an annual rate of $0.18 per share or $0.045 per share quarterly, a dividend yield of 5.6% based on the January month end closing price of $3.24.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of total revenues:

	Three Months Ended December 31				Six Months Ended December 31
	2012		2011		2012		2011
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues	2,012,049	100.0	2,113,305	100.0	4,050,660	100.0	4,321,035	100.0
Operating costs and expenses	1,605,648	79.8	1,629,171	77.1	3,233,051	79.8	3,284,701	76.0
Operating income	406,401	20.2	484,134	22.9	817,609	20.2	1,036,334	24.0
Other non-operating items	(27,560)	(1.4)	(69,273)	(3.3)	(56,987)	(1.4)	(139,037)	(3.2)
Income before income tax expense	378,841	18.8	414,861	19.6	760,622	18.8	897,297	20.8

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of sales:

	Three Months Ended December 31				Six Months Ended December 31
	2012		2011		2012		2011
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Sales	1,429,475	100.0	1,459,411	100.0	2,939,129	100.0	3,035,941	100.0
Cost of sales	899,696	62.9	916,891	62.8	1,790,462	60.9	1,846,956	60.8
Sales and marketing	384,083	26.9	391,618	26.8	755,038	25.7	752,840	24.8
Administration	301,423	21.1	298,716	20.5	647,091	22	642,001	21.2
Research and development	20,446	1.4	21,946	1.5	40,460	1.4	42,904	1.4

Second Quarter

During the three months ended December 31, 2012 (the “Current Quarter”) we earned income before tax of $378,841 compared to income before tax of $414,861 for the three months ended December 31, 2011 (the “Prior Quarter”).  The decrease in income before tax during the Current Quarter of $36,020 was primarily from the decrease in royalty income from Bausch + Lomb of $71,320 to $582,574 in the Current Quarter as compared to $653,894 in the Prior Quarter, (ii) an decrease in gross margin of $12,741 from lower sales (iii) excluding cost of sales, a decrease in expenses of $6,328 as described below, and (iv) a decrease in other items primarily interest expense, and other income of $41,713. After recording income tax expense of $124,906, we had net income of $253,935 or $0.11 per diluted share for the Current Quarter. In comparison, in the Prior Quarter we had net income of $281,626 or $0.12 per diluted share after recording income tax expense of $133,235.

Sales during the Current Quarter were $1,429,475, a decrease of $29,936 (2.1%), as compared to sales of $1,459,411 during the Prior Quarter. The disposable lens category decreased by 7.6% as sales of our C-Vue disposable multifocal lenses continue to be affected by competition from competitor product offerings and promotional programs. Our custom soft lens category increased by 11.0%, primarily due to increased demand of our new C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement, launched over a year ago in January of 2011. Our gas permeable lens category decreased 0.2% primarily due to the continued overall decline in gas permeable fits in the contact lens industry.The replacement and other lens category decreased as expected by 8.7% due to the expected decline in product lines that are nearing the end of their life cycle,offset some by sales increases for Unilens replacement products due to the discontinuation of replacement lens products from several of our competitors.

Gross margin was flat at 37.1% in the Current Quarter compared to 37.2% in the Prior Quarter, due primarily to manufacturing improvements implemented during the first quarter offset by lower margins.

During the Current Quarter, as compared to the Prior Quarter, expenses decreased 0.9% or $6,328. Administrative expenses increased $2,707 primarily due to increases in supply expenses offset by decreases in repairs and maintenance and corporate governance expenses. Sales and marketing expenses decreased $7,535 primarily due to lower current product advertising and promotional expenses, offset by higher payroll and related costs, while research and development expenses decreased $1,500 during the Current Quarter, as compared to the Prior Quarter.

We record income tax and income taxes payable at the statutory rates. During the Current Quarter and the Prior Quarter we recorded income tax expense of $124,906 and $133,235, respectively. The effective tax rate for the Current Quarter and Prior Quarter was 33.0% and 32.1%, respectively

Six Months

During the six months ended December 31, 2012 (the “Current Year”) we earned income before tax of $760,622 compared to income before tax of $897,297 for the six months ended December 31, 2011 (the “Prior Year”).  The decrease in income before tax during the Current Year of $136,675 was primarily from the decrease in royalty income from Bausch + Lomb of $173,563 to $1,111,531 in the Current Year as compared to $1,285,094 in the Prior Year, (ii) an decrease in gross margin of $40,318 from lower sales (iii) excluding cost of sales, an increase in expenses of $4,844 as described below, and (iv) a decrease in other items primarily interest expense, and other income of $82,050. After recording income tax expense of $251,683, we had net income of $508,939 or $0.21 per diluted share for the Current Year. In comparison, in the Prior Year we had net income of $605,080 or $0.26 per diluted share after recording income tax expense of $292,217.

Sales during the Current Year were $2,939,129, a decrease of $96,812 (3.2%), as compared to sales of $3,035,941 during the Prior Year. The disposable lens category decreased by 8.2% as sales of our C-Vue disposable multifocal lenses continue to be affected during the six months by competition from competitor product offerings and promotional programs. Our custom soft lens category increased by 13.3%, primarily due to increased demand of our new C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. Our gas permeable lens category decreased 8.8% primarily due to the continued overall decline in gas permeable fits in the contact lens industry.The replacement and other lens category decreased as expected by 15.2% due to the expected decline in product lines that are nearing the end of their life cycle,offset some by sales increases for Unilens replacement products due to the discontinuation of replacement lens products from several of our competitors.

Gross margin was flat at 39.1% in the Current Year compared to 39.2% in the Prior Year, due primarily to manufacturing improvements implemented during the first quarter offset by lower margins.

During the Current Year, as compared to the Prior Year, expenses increased 0.3% or $4,844. Administrative expenses increased $5,090 primarily due to increases in supply expenses and payroll and related expenses, offset by decreases in repair and maintenance and corporate governance expenses. Sales and marketing expenses increased $2,198 primarily due to increases in payroll and related expenses and costs associated with a new corporate logo and future new product launches offset by lower current product advertising and promotional expenses, while research and development expenses decreased $2,444 during the Current Year, as compared to the Prior Year.

We record income tax and income taxes payable at the statutory rates. During the Current Year and the Prior Year we recorded income tax expense of $251,683 and $292,217, respectively. The effective tax rate for the Current Year and Prior Year was 33.1% and 32.6%, respectively

Liquidity and Capital Resources

Cash and cash equivalents were $265,952 at December 31, 2012 compared to $ 374,977 at June 30, 2012.  The following is a summary of the change in our cash and cash equivalents:

	December 31,
	2012	2011
Net cash provided by operating activities	$628,302	$940,424
Net cash used in investing activities	(92,644)	(389,158)
Net cash used in financing activities	(644,683)	(957,526)
Net decrease in cash and cash equivalents	$(109,025)	$(406,260)

As of December 31, 2012, we had working capital of $801,688 representing a decrease of $52,997 from our working capital at June 30, 2012. The decrease in working capital was primarily due to decreases in cash, accounts receivable, royalty and other receivables and an increase in accounts payable, offset by increases in inventory, prepaid expenses, accrued expenses and the payoff of the line of credit.

During the six months ended December 31, 2012, we generated $628,302 positive cash from operations representing a decrease of $312,122 from $940,424 generated during the Prior Year. The decrease was primarily from lower royalty and other receivables in the Current Year, compared to the Prior Year which included the payment of the one-time price correction recorded in the fourth quarter of fiscal year 2011, and increases in inventory and other assets, offset by increases in accounts payable and accrued expenses.

Investing activities for the Current Year were for the purchase of capital additions. Cash used for these capital additions were $92,644 a decrease of $296,514 from $389,158 cash capital additions in the Prior Year. Total capital additions in the current year are for manufacturing equipment, capitalized process improvement and leasehold improvements. The total capital additions in the Prior Year were $461,847, which was primarily for the purchase of manufacturing equipment and the web site shopping cart project.

Financing activities during the Current Year consisted primarily of principal repayments of $350,000 on the term loan facility and the payoff of the outstanding balance of $81,441 on the line of credit, compared to term loan repayments of $464,286 and the repayment of a capital lease facility of $279,998 in the Prior Year. In addition financing activities in both the Current and Prior Years included the payment of $213,242 of dividends to our shareholders. The Current Year term loan principal repayments are from the May 23, 2012, Hancock Bank refinancing of our term loan and line of credit facilities with a new five-year term loan and line of credit, which increased our term loan principal payments to $58,333 per month from $54,762, while at the same time extending the term of the loan and reducing the interest rate to a floating rate of 30-day LIBOR plus 3.00%.Cash income taxes paid during the Current Year were $236,000 compared to $171,000 paid in the Prior Year.

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

There have been no changes to our critical accounting policies during the six months of fiscal 2013.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2012 Form 10-K.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Our market risks in the normal course of business are related to changes in interest rates, which at December 31, 2012 are similar to those disclosed in the 2012 Annual Report on Form 10-K.

Item 4– Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1– Legal Proceedings

None

Item 1A– Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of our 2012 Annual Report on Form 10-K.

Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3– Defaults Upon Senior Securities

None

Item 4–Mine Safety Disclosures

None

Item 5– Other Information

None

Item 6– Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) or Furnished (‡) Herewith (as indicated)
3.1	Memorandum, Certificate of Incorporation and Articles of Association of Unilens Vision Inc. (British, Columbia)	20-F	001-17861	3.1	07/03/1989
3.2	Certificate of Incorporation Unilens Vision Inc. (Delaware)	10-K	001-17861	3.2	09/28/2010
3.3	UnilensVision Inc. By-Laws (Delaware)	10-K	001-17861	3.3	09/28/2010
31.1	Certification of Michael J. Pecora pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Leonard F. Barker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Michael J. Pecora pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification of Leonard F. Barker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNILENS VISION INC. (Registrant)

Date: February 14, 2013	By	/s/Michael J. Pecora
	Name:	Michael J. Pecora
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2013	By	/s/Leonard F. Barker
	Name:	Leonard F. Barker
	Title:	Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)