Form 10-Q
period 2013-03-31
UNILENS VISION INC
filed 2013-05-15
CIK 852564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☑ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer”and “smaller reporting company”in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☑  No

As of May 15, 2013 there were 2,369,354 outstanding shares of common stock.

UNILENS VISION INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2013

INDEX

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

Unilens Vision Inc.

Condensed Consolidated Balance Sheets

March 31, 2013 (Unaudited) and June 30, 2012

	March 31, 2013	June 30, 2012
ASSETS
Current
Cash and cash equivalents	$ 182,402	$ 374,977
Accounts receivable, net of allowance of $78,834 and $101,117 at March 31, 2013 and June 30, 2012, respectively	791,338	778,300
Royalties and other receivables	512,406	619,939
Inventories	721,516	574,732
Prepaid expenses	84,808	51,484
Income taxes receivable	83,575	53,883
Deferred loan costs – current	11,853	11,853
Deferred tax asset – current	172,800	162,100
Total current assets	2,560,698	2,627,268
Property, plant, and equipment, net of accumulated depreciation of $5,090,497 and $4,939,067 at March 31, 2013 and June 30, 2012, respectively	988,222	996,072
Deferred loan costs	37,271	46,161
Other assets	500,828	154,843
Total assets	$ 4,087,019	$ 3,824,344

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable	$ 655,074	$ 262,047
Accrued wages and employee benefits	268,650	264,097
Deferred income	481,308	409,879
Other accrued liabilities	45,490	55,119
Line of credit	-	81,441
Note payable – current	700,000	700,000
Total current liabilities	2,150,522	1,772,583
Accrued wages and employee benefits	118,531	113,097
Note payable – long-term	2,216,667	2,741,667
Deferred tax liability	106,000	85,500
Total liabilities	4,591,720	4,712,847
Stockholders’ deficit
Capital stock
Preferred shares, par value $0.001 per share; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common shares, par value $0.001 per share; 30,000,000 shares authorized; shares issued and outstanding 2,369,354	2,369	2,369
Additional paid-in capital	20,286,663	20,286,663
Deficit	(20,793,733)	(21,177,535)
Total stockholders’ deficit	(504,701)	(888,503)
Total liabilities and stockholders’ deficit	$ 4,087,019	$ 3,824,344

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.

Condensed Consolidated Statements of Income and Changes in Accumulated Deficit

For Three and Nine Months Ended March 31, 2013 and 2012

 (Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012
Revenues:
Sales	$ 1,515,688	$ 1,586,941	$ 4,454,817	$ 4,622,882
Royalty income	512,006	635,538	1,623,537	1,920,632
Total revenues	2,027,694	2,222,479	6,078,354	6,543,514
Operating costs and expenses:
Cost of sales	951,552	971,793	2,742,014	2,818,749
Sales and marketing	422,655	398,246	1,177,693	1,151,086
Administration	319,150	327,798	966,241	969,799
Research and development	22,327	21,015	62,787	63,919
Total operating costs and expenses	1,715,684	1,718,852	4,948,735	5,003,553
Operating income	312,010	503,627	1,129,619	1,539,961
Other non-operating items:
Other income	3,455	810	6,611	2,118
Net interest expense	(27,312)	(59,889)	(87,455)	(200,234)
Total other non-operating items:	(23,857)	(59,079)	(80,844)	(198,116)
Income before income tax expense	288,153	444,548	1,048,775	1,341,845
Income tax expense	93,426	144,493	345,109	436,710
Net income for the period	194,727	300,055	703,666	905,135
Deficit, beginning of period	(20,881,838)	(21,503,151)	(21,177,535)	(21,894,989)
Dividends paid	(106,622)	(106,621)	(319,864)	(319,863)
Deficit, end of period	$ (20,793,733)	$ (21,309,717)	$ (20,793,733)	$ (21,309,717)
Net income per common share:
Basic	$ 0.08	$ 0.13	$ 0.30	$ 0.38
Diluted	$ 0.08	$ 0.13	$ 0.30	$ 0.38
Weighted average number of common shares
outstanding during the period:
Basic	2,369,354	2,369,354	2,369,354	2,369,354
Effect of dilutive options	-	-	-	-
Diluted	2,369,354	2,369,354	2,369,354	2,369,354

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.

Condensed Consolidated Statements of Cash Flows

For Nine Months Ended March 31, 2013 and 2012

(Unaudited)

	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012
Cash Flows from Operating Activities
Net income for the period	$ 703,666	$ 905,135
Items not affecting cash:
Depreciation and amortization	151,430	124,027
Deferred tax (benefit) expense	9,800	153,400
Change in working capital items	12,414	340,839
Net cash provided by operating activities	877,310	1,523,401
Cash Flows from Investing Activities
Purchase of property, plant and equipment and other assets	(143,580)	(429,901)
Net cash used in investing activities	(143,580)	(429,901)
Cash Flows from Financing Activities
Repayment of borrowings under term loan	(525,000)	(908,570)
Net repayments under line of credit	(81,441)	-
Common stock dividends paid	(319,864)	(319,863)
Net cash used in financing activities	(926,305)	(1,228,433)
Change in cash and cash equivalents during the period	(192,575)	(134,933)
Cash and cash equivalents, beginning of period	374,977	601,360
Cash and cash equivalents, end of period	$ 182,402	$ 466,427
Supplemental cash flow disclosure information:
Noncash investing and financing activities: Change in fair value of interest rate swap	$ -	$ (1,565)
Cash paid during the period for interest	$ 79,061	$ 182,044
Cash paid during the period for income taxes	$ 365,000	$ 237,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013

(Unaudited)

Note 1 — Basis of Presentation and Consolidation

Basis of Presentation

Unilens Vision Inc. operates through our wholly-owned subsidiary, Unilens Corp. USA, located in Largo, Florida. The accompanying consolidated financial statements (the “Financial Statements”) for the interim periods ended March 31, 2013 and 2012 (the “Interim Period”) are i) prepared on the basis of accounting principles generally accepted in the United States, ii) conform in all material respects with accounting principles generally accepted in Canada, and iii) are unaudited, but in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, operations, and changes in financial results of the Interim Period.  The Financial Statements are not necessarily indicative of the results to be expected for the full year.  The Financial Statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements, and therefore should be read in conjunction with our audited financial statements for the year ended June 30, 2012. Additional information concerning us is contained in the Management Discussion and Analysis included in this quarterly report.

Basis of Consolidation

These consolidated financial statements include the accounts of Unilens Vision Inc. and its wholly-owned subsidiary, Unilens Corp. USA and its wholly-owned subsidiary, Unilens Vision Sciences Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2 — Stock-Based Compensation, Stock Options and Stock

Stock-based payments are recorded using the fair value method of accounting for stock options. There was no   stock compensation expense attributable to stock options charged against income for the fiscal quarters ended March 31, 2013 and 2012, since no options were granted during such periods and all options outstanding at the beginning of such periods were fully vested.

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

At the Annual General Meeting of Shareholders held on March 25, 2010, the shareholders approved the Unilens’ Incentive Stock Option Plan. The initial maximum number of shares reserved for option grants under the Stock Option Plan is 236,935.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2013

 (Unaudited)

The following table describes the number and the exercise price of options that have been granted, exercised, or cancelled under the Stock Option Plan approved on March 25, 2010 during the nine month period ended March 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, beginning of year	160,000	$4.83	7.67 Years
Exercised	-
Granted
Directors/Employees	-
Consultants	-
Sub-total granted	-
Expired/cancelled	-
Outstanding, end of period	160,000	$4.83	6.92 Years
Options exercisable, end of period	160,000	$4.83	6.92 Years

As of March 31, 2013 we have 160,000 options outstanding and an additional 76,935 options available for future grants under the existing Incentive Stock Option Plan.

There was no cash proceeds, related to options exercised during the nine months ended March 31, 2013, as no options were exercised.

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

As of March 31, 2013 the aggregate intrinsic value of options outstanding and options exercisable were both zero since the closing price of our common shares on the closest date to March 31, 2013 of $3.05 were less than the exercise price.

Note 3 — Income per Common Share

Basic income per common share is calculated by dividing the income for the period by the weighted-average number of common shares outstanding during the period.

Diluted income per common share is calculated using the treasury stock method.  Under the treasury stock method, the weighted average number of common shares outstanding used for the calculation of diluted income per share assumes, that the proceeds to be received on the exercise of dilutive stock options and warrants are used to repurchase common shares at the average market price during the period.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2013

(Unaudited)

Note 4 — Inventories

	As at March 31, 2013	As at June 30, 2012
Raw materials	$290,407	$295,742
Work in progress	39,134	29,005
Finished goods	406,595	262,928
	736,136	587,675
Less allowance for obsolescence	14,620	12,943
	$721,516	$574,732

Note 5 — Supplemental Disclosure with Respect to Cash Flows

	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012
Cash provided by (used in):
Accounts and royalties and other receivables	$94,494	$481,227
Inventories	(146,784)	(16,503)
Prepaid expenses and other assets	(370,419)	(49,738)
Accounts payable and accrued liabilities	464,814	(120,457)
Income taxes receivable	(29,691)	46,310

Change in working capital items	$12,414	$340,839

Note 6 — Revenue Information

All of our assets and operations are located in the United States in one business segment. Our revenues are derived from royalty income received from our exclusive agreement with Bausch + Lomb Incorporated (“Bausch + Lomb”), for the use of our patented multifocal designs and technology, and from sales from our specialty optical lens business, which manufactures and distributes optical products that use our proprietary design and manufacturing technology. Sales from our specialty optical lens business come from the following lens categories, for the three and nine months ended March 31, 2013 and 2012:

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2013

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012
Disposable lenses	$832,648	$885,110	$2,416,842	$2,610,691
Custom soft lenses	460,544	442,078	1,382,364	1,255,758
Gas permeable lenses	90,175	100,177	262,470	289,148
Replacement and other lenses	132,321	159,576	393,141	467,285
Total sales	$1,515,688	$1,586,941	$4,454,817	$4,622,882

Note 7 — Term Loan and Line of Credit

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

Monthly interest only payments are due under the Hancock Bank line of credit, with the maximum borrowings at any time not to exceed the lesser of (i) $1,500,000 or (ii) a sum equal to 85% of Eligible royalty receivables, plus 75% of Eligible Accounts Receivables plus 50% of Eligible Raw Material and Finished Goods Inventory. The maximum borrowing amount under this line of credit facility at March 31, 2013 was $1,092,000. The Company extended this line of credit during the current quarter and it now expires on February 1, 2014.

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

The Company was in compliance with all financial covenants and had no outstanding balance on the Hancock Bank line of credit, and $2,916,667 outstanding on the term loan at March 31, 2013.

Note 8 — Other Assets

The Company provides optometric practitioners with in-office trial lenses to use in marketing programs to facilitate efficient and convenient fitting of contact lenses on their patients. These lenses are provided in fitting sets with our C-Vue trial lenses stored in a sturdy cabinet with the Unilens logo on it. We record the costs associated with the original fitting sets and cabinets to other long-term assets on our Condensed Consolidated Balance Sheet. We amortize such costs over their estimated useful lives to selling, general and administrative expense on our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit. At March 31, 2013 costs associated with the original fitting sets and cabinets included in other long-term assets was $328,648.

Note 9 — Recent Accounting Standards

Recent codified pronouncements by the FASB are not believed by management to have a material impact on the Company’s present or future financial statements.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2013

(Unaudited)

Note 10 — Subsequent Events

On April 11, 2013 the Company issued a press release reporting that it and Bausch + Lomb extended their existing license agreement. The amended agreement continues Bausch + Lomb’s exclusive worldwide license for our multifocal technology and grants Bausch + Lomb an exclusive worldwide license to use our new multifocal technology.  Under the terms of the arrangement, the Company and Bausch + Lomb both have agreed that the existing royalty rates will remain in effect and will apply for both technologies.

On May 1, 2013, our Board of Directors declared our regular quarterly cash dividend, at the rate of $0.045 per common share, payable May 24, 2013, to stockholders of record at the close of business on May 14, 2013. This is the 27th,consecutive quarterly cash dividend declared.

Report of Independent Registered Public Accounting Firm

Board of Directors

UnilensVision Inc.

Largo, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Unilens Vision Inc. as of March 31, 2013 and the related condensed consolidated statements of income and changes in accumulated deficit for the three and nine month periods ended March 31, 2013 and the condensed consolidated statements of cash flows for the nine month period ended March 31, 2013. These condensed consolidated financial statements are the responsibility of the management of Unilens Vision Inc.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Warren Averett, LLC

Warren Averett, LLC

Tampa, Florida

May 15, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unilens Vision Inc.

Largo, Florida

We have reviewed the accompanying condensed consolidated statements of income and changes in accumulated deficit for the three and nine month periods ended March 31, 2012 and the condensed consolidated statement of cash flows for the nine month period ended March 31, 2012. These condensed consolidated financial statements are the responsibility of the management of Unilens Vision Inc.

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

/s/ Pender Newkirk & Company LLP

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

May 15, 2012, except for paragraph 4 above as to which the date is September 28, 2012

Item 2 – Management’s Discussion & Analysis of Financial Condition and Results of Operations

The following management discussion and analysis (“MDA”) provides information on the activities of Unilens Vision Inc. and should be read in conjunction with our quarterly condensed consolidated financial statements and notes thereto for the three and nine months ended March 31, 2013 (the “Financial Statements”), as well as our Annual Report on Form 10-K for the fiscal year June 30, 2012, filed with the Securities and Exchange Commission.  The Financial Statements have been prepared in United States dollars and in conformity with United States generally accepted accounting principles (“US GAAP”). Unless otherwise indicated, all dollar amounts disclosed in this MDA are expressed in United States Dollars.

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

Overview

We license, manufacture, distribute and market specialty optical lens products using our proprietary design and manufacturing technology. Our products are sold primarily in the United States solely to eye care professionals through in house sales representatives and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our specialty optical lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses. During the three and nine months ended March 31, 2013 the Company’s C-Vue disposable products accounted for approximately 55 % and 54% of sales.

Sales of our specialty optical lens products accounted for the largest percentage of our total revenues, constituting approximately 75% and 73% while royalty income derived from our exclusive license of our patented multifocal design to Bausch + Lomb was approximately 25% and 27% during the three and nine months ended March 31, 2013.

Economic conditions in the United States have restrained our growth. We are however optimistic about the long-term outlook for the contact lens market and the specialty contact lens market, in particular.

Market demographics indicate that speciality contact lenses will continue to be the fastest growing segment of the contact lens market. Specialty contact lenses include toric, toric multifocal, and cosmetic lenses. We believe that our custom soft speciality lenses including our C-Vue multifocal lenses for presbyopia, our C-Vue custom toric lens for correcting astigmatism and the C-Vue Advanced toric multifocal lens, will grow over time due to market demographics favoring specialty lenses and our patented multifocal technology.

We believe market demographics favoring specialty contact lenses will continue to drive our revenue and earnings. In February 2013, we announced the launch of our new silicone hydrogel disposable C-Vue® HydraVUE™ Multifocal contact lens for monthly replacement. The new product continues to incorporate our highly developed, world-class patented multifocal design technology in a silicone hydrogel material, which offers the benefit of higher oxygen transmissibility for better eye health. We expect sales from the C-Vue HydraVue multifocal will steadily increase during the fourth quarter of the 2013 fiscal year and beyond. In January 2011, we launched our C-VUE Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. They are completely customizable, and feature a risk-free trial program, and sales have grown steadily during the 2012 fiscal year and into the first three quarters of the 2013 fiscal year.

A significant portion of our net income is derived from our exclusive license with Bausch + Lomb and such royalty income is a major component of our profitability. On April 11, 2013 the Company issued a press release reporting that it and Bausch + Lomb extended their existing license agreement. The amended agreement continues Bausch + Lomb’s exclusive worldwide license for our multifocal technology and grants Bausch + Lomb an exclusive worldwide license to use our new multifocal technology.  Under the terms of the arrangement, existing royalty rates will remain in effect and will apply for both technologies. Bausch + Lomb recently introduced the PureVision® 2 for Presbyopia in certain European markets.  The new addition to the PureVision portfolio incorporates Bausch + Lomb’s own innovative lens technology, using certain licensed elements of our next generation technology. We expect that this new contact lens offering by Bausch + Lomb will help grow our future royalty income. However, there can be no assurance, that such royalty income from Bausch + Lomb will grow or that Bausch + Lomb will continue to sell products in the future utilizing our technology.

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

We have a supply agreement which was recently amended with one supplier for the manufacture of our molded C-Vue multifocal and C-Vue HydraVue multifocal lenses, which currently accounts for approximately 47% of our quarterly sales.  The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurances that it will continue to do so.

Third Quarter Highlights

•

Sales for the third quarter of fiscal 2013 were $1.5 million or 4.5% less than the third quarter of fiscal 2012. Adjusted for one less selling day in the third quarter of fiscal 2013, sales were 3.0% less than the third quarter of fiscal 2012. Custom soft lens sales increased 4.2% while the disposable lens category declined 5.9%.

•

Royalty income declined 19.4% compared to the third quarter of fiscal 2012, resulting in a decline in total revenue of 8.8% to $2.0 million.

•

Operating expenses increased 2.3% compared to the third quarter of fiscal 2012, primarily due to new product launch expenses.

•

Interest expense was 54% less when compared to the third quarter of fiscal 2012, due to lower debt levels and the Hancock bank refinancing in May, 2012.

•

Net income decreased 35.1% compared to the third quarter of fiscal 2012.

•

Earnings per share were $0.08 compared to $0.13 in the third quarter of fiscal 2012.

•

Paid our 26th consecutive quarterly dividend, at $0.045 per share in February 2013.On May1, 2013 we declared our 27th consecutive quarterly dividend, at an annual rate of $0.18 per share or $0.045 per share quarterly, a dividend yield of 5.5% based on the April month end closing price of $3.26.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of total revenues:

	Three Months Ended March 31				Nine Months Ended March 31
	2013		2012		2013		2012
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues	$2,027,694	100.0	2,222,479	100.0	6,078,354	100.0	6,543,514	100.0
Operating costs and expenses	$1,715,684	84.6	1,718,852	77.3	4,948,735	81.4	5,003,553	76.5
Operating income	$312,010	15.4	503,627	22.7	1,129,619	18.6	1,539,961	23.5
Other non-operating items	$(23,857)	(1.2)	(59,079)	(2.7)	(80,844)	(1.3)	(198,116)	(3.0)
Income before income tax expense	$288,153	14.2	444,548	20.0	1,048,775	17.3	1,341,845	20.5

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of sales:

	Three Months Ended March 31				Nine Months Ended March 31
	2013		2012		2013		2012
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Sales	$1,515,688	100.0	1,586,941	100.0	4,454,817	100.0	4,622,882	100.0
Cost of sales	$951,552	62.8	971,793	61.2	2,742,014	61.6	2,818,749	61.0
Sales and marketing	$422,655	27.9	398,246	25.1	1,177,693	26.4	1,151,086	24.9
Administration	$319,150	21.0	327,798	20.7	966,241	21.7	969,799	20.9
Research and development	$22,327	1.5	21,015	1.3	62,787	1.4	63,919	1.4

Third Quarter

During the three months ended March 31, 2013 (the “Current Quarter”) we earned income before tax of $288,153 compared to income before tax of $444,548 for the three months ended March 31, 2012 (the “Prior Quarter”).  The decrease in income before tax during the Current Quarter of $156,395 was primarily from the decrease in royalty income from Bausch + Lomb of $123,532 to $512,006 in the Current Quarter as compared to $635,538 in the Prior Quarter, (ii) a decrease in gross margin of $51,012 from lower sales (iii) excluding cost of sales, an increase in expenses of $17,073 as described below, and (iv) a decrease in other items primarily interest expense, and other income of $35,222. After recording income tax expense of $93,426, we had net income of $194,727 or $0.08 per diluted share for the Current Quarter. In comparison, in the Prior Quarter we had net income of $300,055 or $0.13 per diluted share after recording income tax expense of $144,493.

Sales during the Current Quarter were $1,515,688, a decrease of $71,253 (4.5%), as compared to sales of $1,586,941 during the Prior Quarter. Adjusted for one less selling day in the Current Quarter, sales decreased 3.0%. The disposable lens category decreased by 5.9% as sales of our C-Vue disposable multifocal lenses continue to be affected by competition from competitor product offerings and promotional programs, the decrease was offset some by the launch of our new silicone hydrogel disposable C-Vue HydraVUE lens at the end of February 2013. Our custom soft lens category increased by 4.2%, primarily due to increased demand of our new C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement, launched over a year ago in January of 2011. Our gas permeable lens category decreased 10.0% primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased as expected by 17.1% due to the expected decline in product lines that are nearing the end of their life cycle.

Gross margin was down 1.6% at 37.2% in the Current Quarter compared to 38.8% in the Prior Quarter due primarily to higher one-time purchasing cost adjustments, offset some by manufacturing improvements implemented during the first quarter.

During the Current Quarter, as compared to the Prior Quarter, expenses as a percentage of sales increased 3.3% or $17,073. Administrative expenses decreased $8,648 primarily due to decreases in corporate governance expenses and professional fees. Sales and marketing expenses increased $24,409 primarily due to higher costs related the launch of our new silicone hydrogel disposable C-Vue HydraVUE lens, while research and development expenses increased $1,312 during the Current Quarter, as compared to the Prior Quarter.

We record income tax and income taxes payable at the statutory rates. During the Current Quarter and the Prior Quarter we recorded income tax expense of $93,426 and $144,493, respectively. The effective tax rate for the Current Quarter and Prior Quarter was 32.4% and 32.5%, respectively

Nine Months

During the nine months ended March 31, 2013 (the “Current Year”) we earned income before tax of $1,048,775 compared to income before tax of $1,341,845 for the nine months ended March 31, 2012 (the “Prior Year”).  The decrease in income before tax during the Current Year of $293,070 was primarily from the decrease in royalty income from Bausch + Lomb of $297,095 to $1,623,537 in the Current Year as compared to $1,920,632 in the Prior Year, (ii) a decrease in gross margin of $91,330 from lower sales (iii) excluding cost of sales, an increase in expenses of $21,917 as described below, and (iv) a decrease in other items primarily interest expense, and other income of $117,272. After recording income tax expense of $345,109, we had net income of $703,666 or $0.30 per diluted share for the Current Year. In comparison, in the Prior Year we had net income of $905,135 or $0.38 per diluted share after recording income tax expense of $436,710.

Sales during the Current Year were $4,454,817, a decrease of $168,065 (3.6%), as compared to sales of $4,622,882 during the Prior Year. The disposable lens category decreased by 7.4% as sales of our C-Vue disposable multifocal lenses continue to be affected during the nine months by competition from competitor product offerings and promotional programs, the decrease was offset slightly by the launch of our new silicone hydrogel disposable C-Vue HydraVUE lens at the end of February 2013. Our custom soft lens category increased by 10.1%, primarily due to increased demand of our new C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. Our gas permeable lens category decreased 9.2% primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased as expected by 15.9% due to the expected decline in product lines that are nearing the end of their life cycle, offset some by sales increases for Unilens replacement products due to the discontinuation of replacement lens products from several of our competitors.

Gross margin was down 0.6% at 38.4% in the Current Year compared to 39.0% in the Prior Year, due primarily to higher one-time purchasing cost adjustments during the Current Quarter, and lower margins offset some by manufacturing improvements implemented during the first quarter.

During the Current Year, as compared to the Prior Year, expenses as a percentage of sales increased 2.2% or $21,917. Administrative expenses decreased $3,558 primarily due to increases in supply expenses, offset by decreases in repair and maintenance and corporate governance expenses. Sales and marketing expenses increased $26,607 primarily due to increases in payroll and related expenses, costs associated with a new corporate logo and the new product launch of our new silicone hydrogel disposable C-Vue HydraVUE lens offset by lower current product advertising and promotional expenses, while research and development expenses decreased $1,132 during the Current Year, as compared to the Prior Year.

We record income tax and income taxes payable at the statutory rates. During the Current Year and the Prior Year we recorded income tax expense of $345,109 and $436,710, respectively. The effective tax rate for the Current Year and Prior Year was 32.9% and 32.5%, respectively

Liquidity and Capital Resources

Cash and cash equivalents were $182,402 at March 31, 2013 compared to $ 374,977 at June 30, 2012.  The following is a summary of the change in our cash and cash equivalents:

	March 31,
	2013	2012
Net cash provided by operating activities	$877,310	$1,523,401
Net cash used in investing activities	(143,580)	(429,901)
Net cash used in financing activities	(926,305)	(1,228,433)
Net decrease in cash and cash equivalents	$(192,575)	$(134,933)

As of March 31, 2013, we had working capital of $410,176 representing a decrease of $444,509 from our working capital at June 30, 2012. The decrease in working capital was primarily due to decreases in cash, royalty and other receivables and an increase in accounts payable, offset by increases in inventory, prepaid expenses, deferred income and the payoff of the line of credit.

During the nine months ended March 31, 2013, we generated $877,310 positive cash from operations representing a decrease of $646,091 from $1,523,401 generated during the Prior Year. The decrease was primarily from lower royalty and other receivables in the Current Year, compared to the Prior Year which included the payment of the one-time price correction recorded in the fourth quarter of fiscal year 2011, and increases in inventory and other assets, offset by increases in accounts payable and deferred income.

Investing activities for the Current Year were for the purchase of capital additions. Cash used for these capital additions were $143,580 a decrease of $286,321 from $429,901 cash capital additions in the Prior Year. Total capital additions in the current year are for manufacturing equipment, capitalized process improvement and leasehold improvements. The total capital additions in the Prior Year were $461,847, which was primarily for the purchase of manufacturing equipment and the web site shopping cart project.

Financing activities during the Current Year consisted primarily of principal repayments of $525,000 on the term loan facility and the payoff of the outstanding balance of $81,441 on the line of credit, compared to term loan repayments of $628,572 and the repayment of a capital lease facility of $279,998 in the Prior Year. In addition financing activities in both the Current and Prior Years include the payments of $319,864 and $319,863, respectively, of dividends to our shareholders. The Current Year term loan principal repayments are from the May 23, 2012, Hancock Bank refinancing of our term loan and line of credit facilities with a new five-year term loan and line of credit, which increased our term loan principal payments to $58,333 per month from $54,762, while at the same time extending the term of the loan and reducing the interest rate to a floating rate of 30-day LIBOR plus 3.00%. Cash income taxes paid during the Current Year were $365,000 compared to $237,000 paid in the Prior Year.

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

There have been no changes to our critical accounting policies during the nine months of fiscal 2013.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2012 Form 10-K.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Our market risks in the normal course of business are related to changes in interest rates, which at March 31, 2013 are similar to those disclosed in the 2012 Annual Report on Form 10-K.

Item 4– Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Item 4 –Mine Safety Disclosures

None

Item 5 – Other Information

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

UNILENS VISION INC. (Registrant)

Date: May 15, 2013	By	/s/Michael J. Pecora
	Name:	Michael J. Pecora
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	By	/s/Leonard F. Barker
	Name:	Leonard F. Barker
	Title:	Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)