Form 10-K
period 2013-06-30
UNILENS VISION INC
filed 2013-09-30
CIK 852564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

As of December 31, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date of $3.00, was approximately $5,012,646.

As of September 30, 2013, 2,369,354 shares of the registrant’s Common Stock were outstanding.

USE OF CERTAIN TERMS

As used in this Annual Report for the fiscal year ending June 30, 2013, unless the context otherwise requires, "we", "us", "our", or "Unilens" refers to Unilens Vision Inc. and its subsidiaries.  In this Form 10-K, references to "Cdn$" are to Canadian dollars; and references to "U.S. dollars", "U.S. $" or "$" are to United States dollars.

FORWARD LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS STATEMENTS THAT ARE, OR MAY BE DEEMED TO BE, FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE EXCHANGE ACT, AND ARE MADE IN RELIANCE UPON THE PROTECTIONS PROVIDED BY SUCH ACTS FOR FORWARD-LOOKING STATEMENTS. IN THIS ANNUAL REPORT, THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", "MAY", "WILL", "WOULD", "COULD", "SHOULD", "EXPECTS", "INTENDS", "PLAN", "ESTIMATES", "PREDICTS", "PROJECTS", "SEEKS", "POTENTIAL", "LIKELY", "CONTINUE", AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS ANNUAL REPORT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN THIS ANNUAL REPORT, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED.  READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED IN THIS ANNUAL REPORT AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT.  ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS ANNUAL REPORT ARE MADE ONLY AS OF THE DATE OF THIS ANNUAL REPORT, AND WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY UPDATE OR CORRECT ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT SUBSEQUENTLY OCCUR OR OF WHICH WE, AFTER THE DATE OF THIS ANNUAL REPORT, BECOME AWARE. YOU SHOULD READ THIS DOCUMENT AND THE DOCUMENTS THAT WE INCORPORATE BY REFERENCE INTO THIS ANNUAL REPORT COMPLETELY AND WITH THE UNDERSTANDING THAT OUR ACTUAL FUTURE RESULTS MAY BE MATERIALLY DIFFERENT FROM WHAT WE EXPECT. WE MAY NOT UPDATE THESE FORWARD-LOOKING STATEMENTS, EVEN IF OUR SITUATION CHANGES IN THE FUTURE. ALL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US ARE EXPRESSLY QUALIFIED BY THESE CAUTIONARY STATEMENTS.

PART I

ITEM 1.Business

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

We license, manufacture, distribute and market specialty optical contact lens products using proprietary design and manufacturing technology. Our products are sold primarily in the United States solely to eye care professionals through in house sales representatives and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our specialty optical lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses. During the twelve months ended June 30, 2013 our C-Vue disposable products accounted for approximately 54% of our sales.

In January 2010, Unilens Corp. USA obtained a $6.9 million 5-year term loan facility and a $1.5 million line of credit from Regions Bank, which was used to finance the repurchase of approximately 48% of our outstanding shares, from our then largest stockholder. The loan facility and line of credit were at a floating interest rate consisting of a premium over LIBOR and were secured by certain of our assets. On August 6, 2010, we entered into an interest rate swap agreement facilitated by Regions Bank, which effectively converted our variable rate debt under the term loan of LIBOR plus 3.75% to a fixed rate of 5.16%, without exchanging the notional principal amount.

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

On April 15, 2011, we entered into a seven-year capital equipment credit facility with Regions Bank for up to $500,000. The capital equipment credit facility had a floating interest rate of 30-day LIBOR plus 3.85%. This capital equipment financing was put in place for the purchase of manufacturing equipment for additional production capacity and efficiencies. On December 30, 2011 we repaid the $279,998 advance under the capital equipment credit facility with cash from operations, and terminated this credit facility.

On May 23, 2012, we obtained a new $3,500,000 5-year term loan facility and a $1,500,000 line of credit with Hancock Bank, which replaced the term loan facility and line of credit with Regions Bank. The Hancock Bank term loan and line of credit both had a floating interest rate of 30-day LIBOR plus 3.00%. As part of this refinancing, the interest rate swap with Regions Bank and the related agreement were terminated (See Note 6, Term Loan, Line of Credit and Interest Rate Swap, to our Consolidated Financial Statements included in this Annual Report).

Products and Services

Our disposable lenses line consists of the C-Vue multifocal and our new silicone hydrogel C-Vue HydraVue multifocal which we launched in March 2013, both  of which are cast molded blister-packed boxes of six lenses sold for frequent replacement, the C-Vue Aspheric single vision lens, a single vision disposable soft contact lens sold for frequent replacement and the C-Vue 1 Day Aspheric single vision daily disposable soft contact lens sold for one day wear then just simply thrown away. The C-Vue multifocal lenses are manufactured for us by a third party utilizing one of our patented soft lens designs and is marketed exclusively in the United States to eye care professionals. The cast molded C-Vue Aspheric single vision lens and the C-Vue 1 Day Aspheric single vision lens are each manufactured for us by a third party utilizing Wavefront inspired technology. We market the C-Vue Aspheric single vision lens in a blister-packed box of six lenses and the C-Vue 1 Day Aspheric single vision lens in blister-packs of 30 and 90 lenses.

Our custom soft lenses line of soft lathe-cut products includes the C-Vue Toric Multifocal, designed for patients with an astigmatism that require bifocal correction, the C-Vue Custom Toric and the C-Vue 55 multifocal, a high-add multifocal, manufactured in a comfortable high-water content material, all available in our Advanced line of biocompatible materials. In September 2009, we launched the C-Vue Advanced Toric Multifocal lens in blister-packs for monthly replacement, featuring free trial lenses for practitioners. In January 2011, we launched our C-VUE Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. This new family of silicone hydrogel products incorporates our most highly-developed lens design technology into our Toric Multifocal and Multifocal designs and in our made-to-order Custom Toric and Single Vision options.

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

In October 2001, we licensed the exclusive worldwide rights to our multifocal soft contact lens design to Bausch + Lomb Incorporated (“Bausch + Lomb”). In April 2013 we extended this licensing agreement and granted Bausch + Lomb an exclusive worldwide license to use Unilens’ new multifocal technology. Under the agreement, Bausch + Lomb manufactures and markets cast-molded multifocal soft contact lenses using our technologies.  We receive a royalty ranging from two to five percent of Bausch + Lomb’s worldwide net sales of these products for as long as it manufactures and sells them. During the fiscal years ended June 30, 2013, 2012, and 2011 we recorded $2,089,013, $2,539,696, and $2,702,324, respectively, in royalty income. There can be no assurance, however, that Bausch + Lomb will continue to sell products utilizing our technologies in the future.

Our sales are not substantially subject to seasonality, except that sales during the quarter ending December 31 are normally lower than other quarters due to a decrease in patient visits to eye care professionals during the Christmas holiday season.

We rely on several suppliers, for most of the raw materials used in the production of our soft contact lenses. During fiscal 2011, we began purchasing silicone hydrogel raw material, which we did not previously have access to, from Contamac US. Shortly thereafter in January 2011, we launched the C-Vue Advanced HydraVue family of silicone hydrogel custom contact lenses.  Except for silicone hydrogel, our raw materials are readily available in our industry and alternate vendors have been identified as potential suppliers with competitive pricing and quality.  Over the past three fiscal years, we have not experienced any volatility in the price of raw materials.

We have a supply agreement with one supplier for the manufacture of our molded C-Vue multifocal lens. This agreement was amended in February 2013 to include silicone hydrogel multifocal lenses such as our new C-Vue HydraVue multifocal lens. Currently, sales of these multifocal lenses account for approximately 46% of our annual sales.  The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurances that it will continue to do so.

Backlog is not a material factor in our business.

Competition

We operate within the highly competitive contact lens market.  We compete with industry leaders, such as Vistakon, Inc. a unit of Johnson and Johnson Vision Care, Inc., Bausch + Lomb, a unit of Valeant Pharmaceuticals International Inc., Alcon Laboratories, Inc., a division of Novartis AG, and Cooper Vision, Inc. a unit of Cooper Companies, Inc. Our ability to compete successfully is dependent in part on eye care professionals’ perceptions of product quality, product development, technical innovation, and price. We market our products worldwide.  For the fiscal years ending June 30, 2013, 2012, and 2011, approximately 1% in each year was from revenue derived from sales outside the United States, primarily from sales in Canada, Brazil, England and Germany.

The conventional soft multifocal contact lens business has been affected by the introduction of molding manufacturing technology, allowing for the mass production of most lens types at a fraction of the cost to lathe lenses. The entry of these molded lenses into the marketplace has created significant price competition. The reduced cost of the molded lens allows for liberal amounts of trial lenses to be provided to eye care professionals for a more productive fitting session and immediate dispensing of lenses.  Furthermore, lower manufacturing costs led to the introduction of frequent replacement and disposable lenses, a modality preferred by many consumers.  Recognizing this trend, we signed an agreement with a third party in 2002 for the supply of disposal multifocal molded soft contact lenses (C-Vue) utilizing our patented design. The C-Vue brand was launched to eye care professionals in the United States during September 2002. In  February 2013, we amended this agreement to include silicone hydrogel lenses and announced the launch of our new silicone hydrogel disposable C-Vue® HydraVUE™ Multifocal contact lens for monthly replacement. In February 2006, we announced the launch of the first aspheric, single vision daily wear, frequent replacement disposable soft contact lens available under the C-Vue brand. The C-Vue Aspheric single vision lens is manufactured by a third party utilizing, Wavefront inspired technology. In May 2008, we launched the all-new C-Vue 1 Day ASV, which is the first aspheric daily disposable contact lens sold under the C-Vue brand. The cast molded C-Vue 1 Day ASV lens is manufactured for us by a third party utilizing Wavefront inspired technology, and is marketed to eye care professionals in blister-packs of 30 and 90 lenses. During fiscal 2013, our C-Vue disposable products accounted for approximately 54% of sales. We expect that sales of our disposal category which includes the C-Vue brand multifocal and silicone hydrogel multifocal, the C-Vue Aspheric single vision and the C-Vue 1 Day ASV lenses in total will start to make up a greater percentage of our future sales as sales of our C-Vue HydraVue multifocal grow and anticipated new products are launched. We also expect sales of our custom soft lenses will continue to grow and make up a greater percentage of our future sales.

Market demographics indicate that speciality contact lenses will continue to be the fastest growing segment of the contact lens market. Specialty contact lenses include toric, toric multifocal, and cosmetic lenses. We believe that our custom soft speciality lenses, including our C-Vue multifocal lenses for presbyopia, our C-Vue custom toric lens for correcting astigmatism and the C-Vue Advanced toric multifocal lens, will grow over time due to market demographics favoring specialty lenses, and our patented multifocal technology.

Our C-Vue Advanced HydraVue family of silicone hydrogel custom contact lenses are part of our increased emphasis on silicone hydrogel products in our soft custom lens business. The contact lens market has experienced a shift in recent years towards molded and lathe cut lenses manufactured with silicone hydrogel materials. In addition to our new C-Vue HydraVue multifocal lens, we anticipate the launch of a new silicone hydrogel disposable multifocal lens within the next twelve months.

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

Research and Development

We have ongoing research and development activities relating to different contact lens products, other applications of our technology and component materials. Research and development expenditures for fiscal years ending June 30, 2013 and 2012 were $85,332 and $85,404, respectively.  Future new product development may involve additional costs including the cost of obtaining FDA approval, which may take a significant amount of time.

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

Employees

We have 45 full time employees located in the Tampa – St. Petersburg Florida area, primarily in our Largo, Florida facility.

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

In October 2001, we entered into an exclusive worldwide license on one of our patented multi-focal design technologies with Bausch + Lomb, which generates a significant portion of our net income. In April 2013 we extended this licensing agreement to include a worldwide license to use Unilens’ new multifocal technology. We collect royalties based on Bausch + Lomb's worldwide net sales of products utilizing our technologies. There can be no assurance, however, that Bausch + Lomb will continue to sell products in the future utilizing our technologies at the same levels as it currently does or at all .

We rely on one supplier for our molded contact lenses and one supplier for our silicone hydrogel raw material used in the production of our soft lathe-cut contact lenses.

In June 2002, we entered into a supply agreement with one of our suppliers for the manufacture of our Molded C-Vue multifocal lens. This agreement was amended in February 2013 to include silicone hydrogel multifocal lenses such as our new C-Vue HydraVue multifocal lens. Together these lenses account for a significant portion of our sales (approximately 46% during the 2013 fiscal year). The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurance that it will continue to meet its obligations under our agreement or as to any renewal of our supply agreement.  The supplier is not under any obligation to supply products utilizing other materials or manufacturing processes, or to meet our possible future requirements for design or material changes and enhancements. While alternate suppliers for the manufacture of specialty molded or partially molded contact lenses have been identified, should the need arise,  there can be no assurance that an alternate supplier can successfully manufacture lenses to our specifications or material requirements on acceptable terms, or within the constraints of our exclusive license agreement with Bausch + Lomb.

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

The market for soft contact lenses is intensely competitive and many competing products have lower prices than do ours. Our ability to increase U.S. market penetration is dependent on persuading eye care professionals to recommend our products to consumers, as well as persuading consumers of competing products to switch to our products, on the basis of quality, features and value. Our products compete with similar products offered by a number of larger companies, including Vistakon, Inc., a unit of Johnson and Johnson Vision Care, Inc., Bausch + Lomb, a unit of Valeant Pharmaceuticals International Inc., Alcon Laboratories, Inc., a division of Novartis AG, and Cooper Vision, Inc., a unit of Cooper Companies, Inc. Many of our competitors have substantially greater financial, marketing and technical resources, greater market penetration and larger manufacturing capacities and volumes.  Among other things, these advantages may afford our competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. We believe that certain of our competitors are expanding, or are planning to expand, their manufacturing capacity, and are implementing automated manufacturing processes, in order to support anticipated increases in volume.  Because many of the costs incurred in producing contact lenses are relatively fixed, a manufacturer that can increase its volume can generally reduce its per unit costs and thereby increase its flexibility to reduce prices.  Our competitors could also reduce prices to increase sales volumes, so as to utilize their production capacity, or for other reasons.  Price reductions by competitors could make our products less competitive, and we cannot assure you that we would be able to either match a competitor's pricing plan or reduce our prices in response.  Our ability to respond to competitive pressures by decreasing our prices without adversely affecting our gross margins and operating results will depend on our ability to decrease our costs per lens.  Any significant decrease in our costs per lens will depend, in part, on our ability to increase sales volume and production capacity, of which there can be no assurance. Our failure to respond to competitive pressures and particularly price competition in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

We believe that certain of our competitors are planning to introduce new multifocal or other specialty lens designs in the near future. Competition from products utilizing new lens designs may have a material adverse effect on our business, financial condition and results of operations.

The contact lens market has experienced a shift in recent years towards lenses manufactured with silicone hydrogel materials, which feature higher oxygen permeability. Many of our competitors have had access to higher oxygen permeable silicone hydrogel materials for some time. During the first half of calendar 2011, we began purchasing this material from one supplier.  Shortly thereafter, we launched our new C-Vue Advanced HydraVue family of silicone hydrogel custom contact lenses. In March 2013, we obtained access to molded silicone hydrogel products and launched our new C-Vue HydraVue multifocal lens. We are now be able to compete on a small scale with our competitors based on our patented lens design technology, our silicon hydrogel lathe cut custom contact lenses and with our new silicon hydrogel molded C-Vue HydraVue multifocal lens. There can be no assurance that we will be successful in competing with similar products offered by a number of larger companies who have substantially greater financial, marketing and technical resources, greater market penetration and larger manufacturing capacities and volumes.

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

We have paid special and quarterly dividends only since August 2006. For the fiscal year ending June 30, 2014, the Company has so far paid quarterly cash dividends totaling $0.045 per common share. The amount of future dividends will depend on earnings, cash flow, and other aspects of our business as determined and declared by the Board of Directors. There can be no assurance that we can generate sufficient earnings and cash flow to continue paying quarterly dividends.

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

As a manufacturer of medical devices, we are required to register with the FDA and comply with the FDA's Code of Federal Regulations quality system requirements.  If the FDA believes that we may not be operating in compliance with applicable laws and regulations, it can record its observations on a Form FDA 483; place us under observation and re-inspect the facilities; institute proceedings to issue a warning letter apprising of violative conduct; detain or seize products; mandate a recall; enjoin future violations; and assess civil and criminal penalties against us, our officers or our employees.  In addition, in appropriate circumstances, the FDA could withdraw clearances or approvals. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse effect on us.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.properties

We lease a 27,000 square foot manufacturing facility in Largo, Florida, pursuant to a lease agreement with a lease term through June 30, 2018. All of our manufacturing, research and development, executive and administrative activities are located in this facility, except for certain administrative functions that are conducted by Unilens Vision Sciences, Inc. in offices located in Wilmington, Delaware. We also lease a small amount of extra storage space in Largo, Florida next to our manufacturing facility pursuant to a lease agreement with a lease term through January 2014  and  a sales office in Clearwater, Florida, pursuant to a lease agreement with a lease term through July 31, 2015. We believe our facilities are adequate for our needs. We are not aware of any environmental issues with respect to our facilities.

ITEM 3.legal proceedings

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

U.S. MARKETS OTC Market Groups OTCQB:UVIC and Pink Sheets UVIC.PK – Trading in U.S. Dollars
Fiscal Year	2013			2012
	High	Low		High	Low
First Quarter	$3.45	$3.00	First Quarter	$4.10	$2.78
Second Quarter	3.28	2.70	Second Quarter	3.29	2.78
Third Quarter	3.34	2.91	Third Quarter	3.49	3.00
Fourth Quarter	3.90	2.99	Fourth Quarter	3.45	2.75

CANADIAN MARKETS TSX Venture Exchange: UVI – Trading in Canadian Dollars
Fiscal Year	2013			2012
	High	Low		High	Low
	(CDN $)	(CDN $)		(CDN $)	(CDN $)
First Quarter	$3.46	$3.00	First Quarter	$3.50	$2.56
Second Quarter	3.28	2.95	Second Quarter	3.18	2.75
Third Quarter	3.20	2.82	Third Quarter	3.06	2.70
Fourth Quarter	3.80	2.77	Fourth Quarter	3.08	2.76

Holders

As of September 25, 2013, there were 398 stockholders of record, which includes shares held by brokerage and clearing houses, holding a total of 2,369,354  of our common shares.

Dividends

Since November 1, 2006, our Board of Directors has declared cash dividends for each of our fiscal quarters.  The table below shows all Company dividends paid for each of the last two fiscal years.

Type of Dividend	Date Declared	Record Date	Date Paid	Amount Paid Per Share	Gross Disbursements Paid
Quarterly	8/1/2011	8/12/2011	8/26/2011	$0.045	$106,621
Quarterly	11/1/2011	11/11/2011	11/25/2011	$0.045	$106,621
Quarterly	2/1/2012	2/10/2012	2/24/2012	$0.045	$106,621
Quarterly	5/1/2012	5/14/2012	5/25/2012	$0.045	$106,621
Quarterly	8/1/2012	8/13/2012	8/24/2012	$0.045	$106,621
Quarterly	11/1/2012	11/12/2012	11/23/2012	$0.045	$106,621
Quarterly	2/1/2013	2/12/2013	2/22/2013	$0.045	$106,621
Quarterly	5/1/2013	5/14/2013	5/24/2013	$0.045	$106,621
Quarterly	8/1/2013	8/12/2013	8/23/2013	$0.045	$106,621

On August 1, 2013 the Board of Directors declared a 2014 fiscal year first quarter cash dividend of $0.045 per share paid August 23, 2013 to stockholders of record on August 12, 2013.

The amount and frequency of future dividends declared by our Board of Directors will depend on earnings, cash flow, and other aspects of our business as determined by our Board of Directors, as well as dividend payment restrictions under our term loan facility with Hancock Bank (as described below in Item 7).

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of June 30, 2013, outstanding awards and shares remaining available for future issuance under our Incentive Stock Option Plan, which was approved by our stockholders in March 2010 and is our only compensation plan under which equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	140,000	$4.83	96,935

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

Recent Sales of Unregistered Securities and Uses of Proceeds from Registered Securities

None.

Issuer Repurchases of Equity Securities

None.

ITEM 6.                 selected financial data

The following constitutes our selected consolidated financial data for the fiscal years ended June 30, 2013, 2012, 2011, 2010 and 2009 in U.S. dollars, presented in accordance with United States generally accepted accounting principles.  The selected consolidated financial data is derived from our financial statements for such periods.  Certain of the prior years’ comparative figures have been reclassified to conform to the presentation adopted for the current year.

(U.S. dollars except share amounts)	As at June 30
Balance Sheet Data	2013	2012	2011	2010	2009
Total assets	$ 4,108,007	$ 3,824,344	$ 4,407,261	$ 4,467,338	$ 5,749,661
Working capital	366,121	854,685	1,415,268	1,399,814	3,922,747
Long-term liabilities	2,405,528	2,940,264	4,048,282	4,399,897	-
Total liabilities	4,590,369	4,712,847	6,043,215	6,819,513	1,056,312
Capital stock and paid in capital	20,289,032	20,289,032	20,289,032	20,288,242	27,636,551
Stockholders' (deficit) equity	(482,362)	(888,503)	(1,635,954)	(2,352,175)	4,693,349

Statement of Operations Data (fiscal year ended)
Total revenues	$ 8,131,756	$ 8,721,145	$ 8,779,356	$ 9,194,190	$ 9,598,209
Income from operations	1,369,145	2,003,855	2,539,063	2,689,489	3,058,199
Income before income taxes	1,264,358	1,654,520	2,237,979	2,513,897	3,001,179
Income for the year	832,626	1,143,938	1,491,774	1,548,397	1,870,127
Weighted average number of common shares basic	2,369,354	2,369,354	2,369,354	3,588,916	4,550,715
Weighted average number of common shares diluted	2,369,354	2,369,354	2,369,354	3,592,043	4,556,178
Income per common share outstanding - basic and diluted:
Income for the year
Basic	$0.35	$0.48	$0.63	$0.43	$0.41
Diluted	0.35	0.48	0.63	0.43	0.41

Dividends	$ 426,485	$ 426,484	$ 746,346	$ 1,245,612	$ 3,003,472

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

Operating results are not necessarily indicative of results that may occur in future periods. The MDA contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in the forward-looking statements as a result of many factors including, but not limited to, those set forth under “Cautionary Statement About Forward-Looking Statements” and “Risk Factors” in Item 1A., included above in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on the information available to us on the date of this document and we assume no obligation to update any forward-looking statements contained in this Annual Report on Form 10-K.

Overview

We license, manufacture, distribute and market specialty optical lens products using our proprietary design and manufacturing technology.  Our products are sold primarily in the United States solely to eye care professionals through in house sales representatives and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our specialty optical lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses. During the 2013 fiscal year, our C-Vue disposable products accounted for approximately 54% of our sales.

Sales of our specialty optical lens products accounted  for the largest percentage of our total revenues, constituting approximately 74%, while royalty income derived from our exclusive license of our patented multifocal designs to Bausch + Lomb was approximately 26% of revenues during the 2013 fiscal year.

Economic conditions in the United States have restrained our growth. We are however optimistic about the long-term outlook for the contact lens market and the specialty contact lens market, in particular.

Market demographics indicate that speciality contact lenses will continue to be the fastest growing segment of the contact lens market. Specialty contact lenses include multifocal, toric, toric multifocal, and cosmetic lenses. We believe that our speciality disposal and custom soft lenses will grow over time due to market demographics favoring  specialty lenses and our patented multifocal technology.

We believe market demographics favoring specialty contact lenses will continue to drive our revenue and earnings. In February 2013, we announced the launch of our new silicone hydrogel disposable C-Vue® HydraVUE™ Multifocal contact lens for monthly replacement. The new product continues to incorporate our highly developed, world-class patented multifocal design technology in a silicone hydrogel material, which offers the benefit of higher oxygen transmissibility for better eye health. We expect sales from the C-Vue HydraVue multifocal will steadily increase during the 2014 fiscal year and beyond. In January 2011, we launched our C-VUE Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. They are completely customizable, and feature a risk-free trial program, and sales have grown steadily during the 2012 and 2013 fiscal years.

A significant portion of our net income is derived from our exclusive license with Bausch + Lomb and such royalty income is a major component of our profitability. In April 2013, we announced that, we had extended our license agreement with Bausch + Lomb. The amended agreement continues to cover the exclusive worldwide license for our multifocal technology and in addition grants Bausch + Lomb an exclusive worldwide license for our new multifocal technology. Under the terms of the arrangement, existing royalty rates will remain in effect and will apply for both technologies. Bausch + Lomb recently introduced the PureVision® 2 for Presbyopia in certain European markets. The new addition to the PureVision portfolio incorporates Bausch + Lomb’s own innovative lens technology, using certain licensed elements of our next generation technology. We expect that this new contact lens offering by Bausch + Lomb will help grow our future royalty income. However, there can be no assurance, that such royalty income from Bausch + Lomb will grow or that Bausch + Lomb will continue to sell products in the future utilizing our technology.

The contact lens market is highly competitive. We compete with industry leaders, such as Vistakon, Inc. a unit of Johnson and Johnson Vision Care, Inc., Bausch + Lomb, a unit of Valeant Pharmaceuticals International Inc., Alcon Laboratories, Inc., a division of Novartis AG, and Cooper Vision, Inc. a unit of Cooper Vision Companies, Inc. Our ability to compete successfully is dependent in part on eye care professionals’ perceptions of product quality, product development, technical innovation, and price.

We have a supply agreement with one supplier for the manufacture of our molded C-Vue multifocal lens. This agreement was amended in February 2013 to include silicone hydrogel multifocal lenses.Together these lenses account for a significant portion of our sales (approximately 46% during the 2013 fiscal year). The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurance that it will continue to meet its obligations under our agreement or as to any renewal of our supply agreement.

2013 Fiscal Year Highlights

•          Sales for fiscal year 2013 decreased by 2.2% over 2012 to $6.0 million, due primarily to a 7% decline in disposable multifocal lens sales offset in part by an 11% increase in custom soft lens sales.

•          Royalty income for 2013 declined by 18% to $2.1 million, compared to fiscal 2012, resulting in a decline in total revenue of 7%.

•          Operating expenses increased 2.3% to $3.0 million for 2013 compared to fiscal year 2012, primarily due to new product launch expenses.

•          Interest expense was 62% less when compared to fiscal 2012, due to lower debt levels and the Hancock Bank refinancing in May, 2012.

•          Net income decreased 27% to $0.8 million compared to $1.1 million in fiscal 2012.

•          Earnings per share also decreased 27% to $0.35 compared to earnings per share of $0.48 in fiscal 2012, due to several factors discussed below.

•          We paid annual dividends of $0.4 million or $0.18 per share, a dividend yield of 4.9% based on the year-end closing price of $3.67. In August 2013, we declared our 28th consecutive quarterly dividend, at the same annual rate of $0.18 per share.

•          During the year we reduced our borrowings with Hancock Bank by $0.7 million.

Results of Operations

The following table sets forth, for the fiscal years ended June 30, 2013, 2012 and 2011, certain data derived from our Consolidated Statements of Income and certain of such data expressed as a percentage of total revenues:

	2013		2012(1)		2011(2)
	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues	$8,131,756	100.0	8,721,145	100.0	8,779,356	100.0
Operating costs and expenses	$6,762,611	83.2	6,717,290	77.0	6,240,293	71.1
Operating income	$1,369,145	16.8	2,003,855	23.0	2,539,063	28.9
Other non-operating items	$(104,787)	(1.3)	(349,335)	(4.0)	(301,084)	(3.4)
Income before income tax expense	$1,264,358	15.5	1,654,520	19.0	2,237,979	25.5

The following table sets forth, for the fiscal years ended June 30, 2013, 2012 and 2011, certain data derived from our Consolidated Statements of Income, and certain of such data expressed as a percentage of our optical lens sales:

	2013		2012		2011(2)
	$	% of Sales	$	% of Sales	$	% of Sales
Sales	$6,042,743	100.0	6,181,449	100.0	6,077,032	100.0
Cost of sales	$3,748,976	62.1	3,772,414	61.0	3,397,073	55.9
Sales and marketing	$1,639,523	27.1	1,548,283	25.1	1,487,511	24.5
Administration	$1,288,780	21.3	1,311,189	21.2	1,279,775	21.1
Research and development	$85,332	1.4	85,404	1.4	75,934	1.2
Operating costs and expenses	6,762,611	111.9	6,717,290	108.7	6,240,293	102.7

(1) Other non-operating items includes, $105,000 of one-time charges related to the Hancock Bank refinancing in May 2012.

(2) Cost of sales includes a one-time favorable price correction of $261,000 covering mostly FY 2011, and some prior year purchases from one of our vendors.

Fiscal 2013 Compared to Fiscal 2012

During the fiscal year ended June 30, 2013 (the “Current Year”), we earned income before tax of $1,264,358 compared to income before tax of $1,654,520 in the fiscal year ended June 30, 2012 (the “2012 Year”).  The decrease in income before tax during the Current Year of $390,162 was due to (i) a decrease in royalty income received from Bausch + Lomb of  $450,683 to $2,089,013 in the Current Year as compared to $2,539,696 in the 2012 Year, (ii) a decrease in gross margin of $115,268 from lower sales, (iii) excluding cost of sales, an increase in expenses of  $68,759 (as described below) and (iv) a decrease in other items primarily interest expense, and other expenses of $244,548, due primarily to lower interest costs and lower debt balances, related to the Hancock Bank borrowings. After recording income tax expense of $431,732, we had net income of $832,626 or $0.35 per diluted share for the Current Year.  In comparison, in the 2012 Year we had net income of $1,143,938, or $0.48 per diluted share after recording income tax expense of $510,582.

Sales during the Current Year were $6,042,743, a decrease of $138,706 (2.2%), as compared to sales of $6,181,449 during the 2012 Year.  The disposable lens category decreased by 5.8%, as sales of our C-Vue disposable multifocal lenses continue to be affected by competition from competitor product offerings and promotional programs. The decrease was offset slightly by the launch of our new silicone hydrogel disposable C-Vue HydraVUE lens at the end of February 2013. Our custom soft lens category increased by 10.7%, primarily due to increased demand for our C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement.  Our gas permeable lens category decreased by 6.3%, primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased as expected by 15.7% from the decline in product lines that are nearing the end of their life cycle offset some by sales increases for Unilens replacement products due to the discontinuation of replacement lens products from several of our competitors.

Gross margin was down 1.0% to 38.0% in the Current Year compared to 39.0% in the 2012 Year. The decrease was primarily due to higher one-time annual purchasing cost adjustments during the third quarter offset some by manufacturing improvements implemented during the first quarter.

During the Current Year, as compared to the 2012 Year, our operating expenses (excluding cost of sales) increased 2.3% or $68,759 primarily due to increases in sales and marketing expenses. Expenses as a percentage of sales increased 2.3% to 49.9%.compared to 47.6% in the 2012 Year. Sales and marketing expenses increased 5.9% or $91,240 primarily due to increases in payroll and related expenses, costs associated with the product launch of our new silicone hydrogel disposable C-Vue HydraVUE lens and corporate rebranding. Administrative expenses decreased 1.7% or $22,409 primarily due to lower repairs and maintenance and corporate governance expenses offset some by increases in payroll and related expenses. Research and development expenses were flat at $85,332 during the Current Year compared to the 2012 Year.

In the Current Year and the 2012 Year we recorded net income tax expense of $431,732 and $510,582, respectively. We record income tax at the statutory rates, and previous to the 2010 fiscal year only paid alternative minimum tax of approximately 2% due to the utilization of tax loss carry-forwards. The effective tax rate for the Current Year was 34.1% compared to 30.9% in the 2012 Year. The effective tax rate in the current year was 3.2% higher, due primarily to the non-recurrence of a refund received from prior year state tax return examinations, in the 2012 Year.

Fiscal 2012 Compared to Fiscal 2011

During the 2012 Year we earned income before tax of $1,654,520 compared to income before tax of $2,237,979 in the fiscal year ended June 30, 2011 (the “2011 Year”).  The decrease in income before tax during the 2012 Year of $583,459 was due to (i) a decrease in royalty income received from Bausch + Lomb of  $162,628 to $2,539,696 in the 2012 Year as compared to $2,702,324 in the 2011 Year, (ii) a decrease in gross margin of $270,924 primarily from a one-time price correction (effected in the 2011 Year), offset by slightly lower gross margins on higher sales and (iii) excluding cost of sales, an increase in expenses of  $101,656 (as described below) and (iv) an increase in other items primarily interest expense, and other expenses of $48,251, due primarily to lower interest costs due to lower debt balances, offset by $105,000 of one-time charges ($51,000 related to old loan fees and $54,000 related to the terminated swap agreement)  related to the Hancock Bank refinancing. After recording income tax expense of $510,582, we had net income of $1,143,938, or $0.48 per diluted share for the 2012 Year.  In comparison, in the 2011 Year we had net income of $1,491,774, or $0.63 per diluted share after recording income tax expense of $746,205. Excluding the one-time price correction of $261,000, net of taxes of $98,214, net income for the 2011 Year would have been $162,786 less or $0.06 less per diluted share.

Sales during the 2012 Year were $6,181,449, an increase of $104,417 (1.7%), as compared to sales of $6,077,032 during the 2011 Year.  The disposable lens category decreased by 5.0%, as sales of our C-Vue disposable multifocal lenses continue to be affected by competition from competitor product offerings and promotional programs. Our custom soft lens category increased by 31.2%, primarily due to increased demand for our new C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement that we launched in January 2011. Our gas permeable lens category decreased by 11.3%, primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased as expected by 10.8% from the decline in product lines that are nearing the end of their life cycle offset some by sales increases for Unilens replacement products due to the discontinuation of replacement lens products from several of our competitors.

Gross margin decreased 10.1% to 39.0% in the 2012 Year compared to 44.1% in the 2011 Year. The decrease was primarily due to the one-time price correction covering mostly current and some prior year purchases from one of our vendors, which added approximately 4% to gross margin. Gross margin without the one-time price correction would have been approximately 40%. In addition, gross margin was lower due to sales mix changes away from higher margin products.

Our operating expenses (excluding cost of sales) increased during the 2012 Year by $101,656 as compared to the 2011 Year, due primarily to increases in sales and marketing and administrative expenses. Sales and marketing expenses increased $60,772 primarily due to higher advertising and higher sales and payroll related expenses. Administrative expenses increased by $31,414 primarily due to increases in payroll and related expenses and increases in corporate governance fees.  Research and development expenses increased $9,470 during the 2012 Year compared to the 2011 Year due to new product development expenses.

In the 2012 and 2011 Years we recorded net income tax expense of $510,582 and $746,205, respectively. We record income tax at the statutory rates, and previously only paid alternative minimum tax of approximately 2% due to the utilization of tax loss carry-forwards. During the second quarter of the 2010 Year, utilization of tax loss carry-forwards were exhausted, and income taxes payable have been recorded since then. The effective tax rate for the 2012 Year was 30.9% compared to 33.3% in the 2011 Year. The effective tax rate in the 2012 year was 2.4% lower, due primarily to a state refund received from prior years, tax return examinations.

Liquidity and Capital Resources

Cash and cash equivalents were $140,182 at June 30, 2013, compared to $374,977 at June 30, 2012.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize yields.  To attain these objectives, investment limits are placed on the amount, type and issuer. Investments are generally in bank money market funds.

Cash provided by operations and financing activities have primarily funded our requirements. As of June 30, 2013, the Company had working capital of $366,121, representing a decrease of $488,564 from our working capital at June 30, 2012. The decrease in working capital was due to a decrease in cash, and principally to the decrease in royalty and other receivables.

During the Current Year, we generated $1,043,939 positive cash from operations, representing a decrease of $952,642 from the $1,996,581 generated during the 2012 Year.  The decrease was due primarily to lower earnings in the Current Year, increases in inventory from timing differences and additional inventory related to our new C-Vue HydraVue Multifocal lens, and increases in other assets, from undistributed and unamortized C-Vue fitting set cabinets and trial lenses. Total capital additions, all of which were cash additions during the Current Year was $170,808, primarily for manufacturing and inspection process improvements and equipment, a decrease of $373,803 from $544,611of capital additions in the 2012 Year.

We estimate that capital expenditures for property, plant and equipment and other assets will approximate $250,000 in fiscal year 2014, primarily for manufacturing equipment upgrades and automation.

The following is a summary of the change in our cash and cash equivalents:

	June 30,
	2013	2012
Net cash provided by operating activities	$1,043,939	$1,996,581
Net cash (used in) provided by investing activities	(170,808)	(544,611)
Net cash used in financing activities	(1,107,926)	(1,678,353)
Net decrease in cash and cash equivalents	$(234,795)	$(226,383)

Operating Activities

Cash provided by operations is the principal source of funds for expansion, acquisitions, capital expenditures, income taxes and dividends to stockholders.  Current Year net cash provided by operating activities decreased $952,642 to $1,043,939 compared to $1,996,581 in the 2012 Year.  The decrease is primarily attributable to changes in working capital items, the purchase of fitting sets and cabinets to promotionally support disposable lens sales and a decrease in earnings.  In the Current Year, we had positive cash flow of $170,941 from working capital items, primarily from increases in accounts payable and decreases in customer receivables offset by increases in inventory and other assets as noted above. In the 2012 Year, working capital provided by operating activities increased $489,838 to $1,996,581 compared to $1,506,743 in the 2011 Year.  The increase is primarily attributable to changes in working capital items, primarily from decreases in receivables from higher collections and from tight inventory management, offset by a decrease in accounts payable from more timely payments and a decrease in earnings.

Cash income taxes paid during the Current Year were $407,000 compared to $318,000 in the 2012 Year. The increase in cash taxes paid in the Current Year and decrease in the 2012 Year is due primarily from full depreciation for tax purposes, of equipment additions in the 2012 Year.

Investing Activities

Net cash used in investing activities in the Current Year decreased $373,803 to $170,808, compared to $544,611 in the 2012 Year. Net cash used in the Current Year was for the purchase of capital additions, primarily manufacturing and inspection process improvements and equipment. In the 2012 Year, net cash used in investing activities increased $387,024 to $544,611, compared to $157,587 in the 2011 Year. Net cash used in the 2012 Year was for the purchase of capital additions, which was primarily for manufacturing equipment and capitalized process improvement and web site shopping cart projects.

Financing Activities

Current Year net cash used in financing activities decreased $570,427 to $1,107,926 compared to $1,678,353 in the 2012Year. Financing activities during the Current Year consisted primarily of repayments of $700,000 under our Hancock Bank term loan facility, net new borrowings of $18,559 from our Hancock Bank line of credit and payments of $426,485 for dividends to our stockholders. In the 2012 Year, net cash used in financing activities decreased $149,983 to $1,678,353 compared to $1,828,336 in the 2011 Year. In May, 2012, we refinanced our Regions Bank term loan and line of credit facilities with a new five-year term loan and line of credit with Hancock Bank, keeping our term loan principal payments about the same at $58,333 per month while at the same time extending the term of the loan and reducing the interest rate to a floating rate of 30-day LIBOR plus 3.00%. The term loan and the line of credit are secured by a security interest in favor of Hancock Bank in our inventory, accounts receivable, general intangibles, cash and principal United States patent. Additionally, our interest rate swap with Regions Bank and the related agreement were terminated. Financing activities during the 2012 Year consisted primarily of new borrowings from Hancock Bank of $3,781,441 and repayments under both term loan facilities of $4,974,045, a net debt reduction of $1,192,604 compared to $1,064,286 in the 2011 Year and payments of $426,484 for dividends to our stockholders in the 2012 Year compared to $746,346 of dividends paid in the 2011 Year.

The decrease in dividend payments in the 2012 Year was due to a dividend limitation called for in the March 2011 amendment to the term loan facility with Regions Bank and continued in the Hancock Bank term loan facility.

In April 2011, we borrowed $279,998 under a seven-year $500,000 capital equipment credit facility, for the purchase of manufacturing equipment. On December 30, 2011 the $279,998 draw under this facility was repaid with cash from operations, and the capital equipment credit facility was closed.

In March 2011, we entered into an amendment to our term loan facility with Regions Bank, which improved our cash flow by reducing our minimum monthly principal payment from $100,000 to $54,762, and reduced our quarterly dividend payment from $0.09 to $0.045 per common share.

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

In January 2010, Unilens Corp. USA obtained a $6.9 million 5-year term loan facility and a $1.5 million line of credit from Regions Bank, which was used to finance the repurchase of approximately 48% of our outstanding shares, from our then largest stockholder for an aggregate purchase price of $6,894,912 or $3.15 per share. The loan facility and line of credit had a floating interest rate consisting of a premium over LIBOR with a minimum interest rate of 4.75%, and was secured by certain assets of our subsidiaries.

At the end of the Current Year we had a stockholders’ deficit of $482,362, representing an improvement of $406,141 compared to a deficit of $ 888,503 and an improvement of $717,454 at the end of the 2012 Year.  The improvement in stockholders’ deficit in the Current Year was primarily due to lower income before income taxes of $1,264,358 (primarily from lower royalty income in the Current Year, offset by lower income tax expense of $431,732, and cash dividend payments totaling $426,485.

During the Current Year we paid a total of $426,485 in regular quarterly common stock dividends.  The Company funded the 2010 share repurchase with a draw of $6 million against the previous Regions term loan facility and after the Hancock Bank refinancing, as of the end of the Current Year has been paid down to $2.8 million.

Off Balance Sheet Arrangements and Other

None.

Contractual Obligations

The following table contains a summary of our obligations and commitments to make future payments under contracts, including debt, lease and purchase agreements as of June 30, 2013.  Amounts set forth below are expressed in U.S. dollars.

	Payments due by period
Contractual Obligations:	Total	Less than 1 yr	1-3 yrs	3-5 yrs	More than 5 yrs
Long-Term Debt	$ 2,741,667	$ 700,000	$ 2,041,667	$ 0	$ 0
Line of Credit	100,000	100,000	0	0	0
Operating Lease	946,688	207,897	562,710	176,081	0
Purchase Obligations	131,804	131,804	0	0	0
Other	0	0	0	0	0
Total	$ 3,920,159	$ 1,139,701	$ 2,604,377	$ 176,081	$ 0

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

Our total reserve for estimated inventory obsolescence covered by this critical accounting policy was $14,207 as of June 30, 2013. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for estimated inventory obsolescence, it is possible that actual results could differ.

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

Allowance for Doubtful Accounts and Returns

We record an allowance for doubtful accounts to allow for any amounts that may not be recoverable. This is based on an analysis of our prior collection experience, customer credit worthiness, and current economic trends.  Also included with this allowance is an amount for product returns. This is based on an analysis of our history of credit memos issued. Our total allowance for doubtful accounts and product returns covered by this critical accounting policy was $71,979 as of June 30, 2013. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for allowance for doubtful accounts and product returns, it is possible that actual results could differ.

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

Consolidated Financial Statements of

UNILENS VISION INC.

At June 30, 2013 and 2012 and

Years ended June 30, 2013, 2012 and 2011

Report date – September 30, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors

Unilens Vision Inc.

Largo, Florida

We have audited the accompanying consolidated balance sheet of Unilens Vision Inc. as of
June 30, 2013 and the related consolidated statements of income, stockholders’ (deficit) equity, and cash flows for the year ended June 30, 2013.  These consolidated financial statements are the responsibility of the management of Unilens Vision Inc.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unilens Vision Inc. as of June 30, 2013 and the results of its operations and its cash flows for the year ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Warren Averett, LLC

Warren Averett, LLC

Tampa, Florida

September 30, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors

Unilens Vision Inc.

Largo, Florida

We have audited the accompanying consolidated balance sheet of Unilens Vision Inc. as of
June 30, 2012 and the related consolidated statements of income, stockholders’ (deficit) equity, and cash flows for the years ended June 30, 2012 and 2011.  These consolidated financial statements are the responsibility of the management of Unilens Vision Inc.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unilens Vision Inc. as of June 30, 2012 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Pender Newkirk & Company LLP

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

September 28, 2012

UNILENS VISION INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
AS AT JUNE 30

	2013	2012
ASSETS
Current
Cash and cash equivalents	$140,182	$374,977
Accounts receivable, net of allowance of $71,979 and $101,177, respectively	740,040	778,300
Royalties and other receivables	474,547	619,939
Inventories	786,016	574,732
Prepaid expenses	53,272	51,484
Income taxes receivable	211,952	53,883
Deferred loan costs - current	11,853	11,853
Deferred tax asset – current	133,100	162,100
Total current assets	2,550,962	2,627,268
Property, plant, and equipment, net	959,466	996,072
Deferred loan costs	34,308	46,161
Other assets	563,271	154,843
Total assets	$4,108,007	$3,824,344

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable	$532,891	$262,047
Accrued wages and employee benefits	287,455	264,097
Deferred income	503,540	409,879
Other accrued liabilities	60,955	55,119
Line of credit	100,000	81,441
Notes payable – current	700,000	700,000
Total current liabilities	2,184,841	1,772,583
Accrued wages and employee benefits	124,561	113,097
Notes payable – long-term	2,041,667	2,741,667
Deferred tax liability	239,300	85,500
Total liabilities	4,590,369	4,712,847
Commitments
Stockholders' equity (deficit)
Capital stock
Preferred shares, par value $0.001 per share; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common shares, par value $0.001 per share; 30,000,000 shares authorized; shares issued and outstanding 2,369,354, respectively	2,369	2,369
Additional paid-in capital	20,286,663	20,286,663
Deficit	(20,771,394)	(21,177,535)
Total stockholders’ (deficit) equity	(482,362)	(888,503)
Total liabilities and stockholders’ (deficit) equity	$4,108,007	$3,824,344

The accompanying notes are an integral part of these consolidated financial statements.

UNILENS VISION INC.
CONSOLIDATED STATEMENTS OF INCOME
(Expressed in U.S. Dollars)

YEAR ENDED JUNE 30	2013	2012	2011
Revenues:
Sales	$6,042,743	$6,181,449	$6,077,032
Royalty income	2,089,013	2,539,696	2,702,324
Total revenue	8,131,756	8,721,145	8,779,356
Operating costs and expenses:
Cost of sales	3,748,976	3,772,414	3,397,073
Sales and marketing	1,639,523	1,548,283	1,487,511
Administration	1,288,780	1,311,189	1,279,775
Research and development	85,332	85,404	75,934
Total operating costs and expenses	6,762,611	6,717,290	6,240,293
Operating income	1,369,145	2,003,855	2,539,063
Other non-operating items:
Other income (expense)	10,249	(50,250)	(20,314)
Interest income	-	362	1,445
Interest expense	(115,036)	(299,447)	(282,215)
Total other non-operating items	(104,787)	(349,335)	(301,084)
Income before income tax expense	1,264,358	1,654,520	2,237,979
Income tax expense	431,732	510,582	746,205
Net income for the year	$832,626	$1,143,938	$1,491,774
Net income per common share:
Basic	$0.35	$0.48	$0.63
Diluted	$0.35	$0.48	$0.63
Weighted average number of common shares outstanding:
Basic	2,369,354	2,369,354	2,369,354
Effect of dilutive options	-	-	-
Diluted	2,369,354	2,369,354	2,369,354

The accompanying notes are an integral part of these consolidated financial statements.

UNILENS VISION INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Expressed in U.S. Dollars)
	Common Stock				Accumulated other comprehensive loss, net of tax
	Number of shares	Amount	Additional Paid-in Capital	Deficit		Total
Balance, June 30, 2010	2,369,354	$2,369	$20,285,873	$(22,640,417)		$(2,352,175)
Common stock cash dividends paid				(746,346)		(746,346)
Stock based compensation			790			790
Accumulated other comprehensive loss, net of deferred tax					$(29,997)	(29,997)
Income for the year				1,491,774		1,491,774
Balance, June 30, 2011	2,369,354	2,369	20,286,663	(21,894,989)	(29,997)	(1,635,954)
Common stock cash dividends paid				(426,484)		(426,484)
Accumulated other comprehensive loss, net of deferred tax					29,997	29,997
Income for the year				1,143,938		1,143,938
Balance, June 30, 2012	2,369,354	2,369	20,286,663	(21,177,535)	-	(888,503)
Common stock cash dividends paid				(426,485)		(426,485)
Income for the year				832,626		832,626
Balance, June 30, 2013	2,369,354	$2,369	$20,286,663	$(20,771,394)	$-	$(482,362)

The accompanying notes are an integral part of these consolidated financial statements.

UNILENS VISION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
YEAR ENDED JUNE 30	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Income for the year	$832,626	$1,143,938	$1,491,774
Items not affecting cash:
Depreciation and amortization	207,414	170,700	136,690
Deferred tax expense	182,800	246,500	241,600
Stock based compensation	-	-	790
Loss on early extinguishment of term loan	-	51,638	-
Purchase of fitting sets and cabinets net of amortization	(349,842)	-	-
Change in working capital items	170,941	383,805	(364,111)
Net cash provided by operating activities	1,043,939	1,996,581	1,506,743
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment and other assets	(170,808)	(544,611)	(157,587)
Net cash used in investing activities	(170,808)	(544,611)	(157,587)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under term loans	-	3,500,000	-
Net borrowings under lines of credit	18,559	81,441	-
Loan financing costs	-	(59,265)	(17,704)
Repayment of borrowings under term loans	(700,000)	(4,774,045)	(1,064,286)
Common stock dividends paid	(426,485)	(426,484)	(746,346)
Net cash used in financing activities	(1,107,926)	(1,678,353)	(1,828,336)
Change in cash and cash equivalents during the year	(234,795)	(226,383)	(479,180)
Cash and cash equivalents, beginning of year	374,977	601,360	1,080,540
Cash and cash equivalents, end of year	$140,182	$374,977	$601,360
Supplemental cash flow disclosure information:
Noncash investing and financing activities
Change in fair value of interest rate swap	$-	$48,093	$(48,093)
Capital equipment under credit facility	$-	$-	$279,998
Cash paid during the year for interest	$103,273	$278,522	$260,090
Cash paid during the year for income taxes	$407,000	$318,000	$672,502

Supplemental disclosure with respect to cash flows (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) JUNE 30, 2013

1.             NATURE OF BUSINESS

The business of Unilens Vision Inc. and subsidiaries (the “Company”) is to develop, license and sell optical products using proprietary design and manufacturing technology.  The Company’s products are being sold primarily in the United States through a network of national distributors and in house sales personnel.  The Company also licenses through one of its subsidiaries, one of its patented multifocal designs on an exclusive basis to Bausch and Lomb Inc. (“Bausch + Lomb”) (Note 5).

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

Currency

These financial statements are expressed in the Company’s functional currency which is United States dollars, as the Company and all its operations are based in the United States. On and effective April 1, 2010 the Company announced the change in domicile and the continuance of its corporate existence from British Columbia, Canada to the State of Delaware.

                Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, royalties and other receivables, accounts payable, notes payable, line of credit borrowings and accrued liabilities.  Unless otherwise noted, it is management’s opinion that the Company is not exposed except for variable rates on notes payable and line of credit borrowings to significant interest, currency or credit risks arising from these financial instruments. On August 6, 2010, the Company entered into an interest rate swap agreement to fix the rates on its then term note. On May 23, 2012, the Company unraveled the interest rate swap and terminated the interest rate swap agreement as part of the Hancock Bank refinancing. Under the terminated interest rate swap agreement for the term note, we received or made payments on a monthly basis, based on the differential between 5.66% and LIBOR plus 4.25% (Note 6).

Due to their short maturities, the fair value of these financial instruments approximates their carrying values, unless otherwise noted. The carrying amount and estimated fair value of long-term notes payable was $2,041,667 and $2,041,667, respectively as of June 30, 2013. The fair value of long-term notes payable was estimated based on rates currently offered to the Company for debt with similar terms and maturities. There were no outstanding investments in derivative financial instruments as of June 30, 2013 and 2012.

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2013

Cash and cash equivalents

Cash and cash equivalents include short-term, highly liquid investments that are both readily convertible to known amounts of cash and whose original maturity is three months or less when purchased.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances both insured or in excess of federally insured limits.

                Accounts receivable

Accounts receivable consist of amounts due from contact lens sales to customers.  The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends.  Also included in this allowance is an amount for product returns, based on an analysis of the Company’s history of credit memos issued. Based on management’s review of accounts receivable, an allowance for doubtful accounts and product returns of $71,979 and $101,177 at June 30, 2013 and 2012, respectively, is considered adequate. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables.

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

Long-lived assets that are subject to depreciation and amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.  During the years ended June 30, 2013 and 2012, the Company determined that its property, plant and equipment were not impaired.

Other Assets

The Company provides optometric practitioners with in-office trial lenses to use in marketing programs to facilitate efficient and convenient fitting of contact lenses on their patients. These lenses are provided in fitting sets with our C-Vue trial lenses stored in a sturdy cabinet with the Unilens logo on it. We record the costs associated with the original fitting sets and cabinets to other long-term assets on our Consolidated Balance Sheet. We amortize such costs over their estimated useful lives, estimated to be three years, to selling, general and administrative expense on our Consolidated Statements of Income. At June 30, 2013 costs associated with the original fitting sets and cabinets included in other long-term assets was $349,842.

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

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2013

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

Advertising costs

The Company expenses advertising costs when incurred. Advertising expense was $315,440, $295,032 and $247,740 for the years ended June 30, 2013, 2012 and 2011, respectively; there were no advertising costs that met the criteria for capitalization.

Research and development costs

Research and development costs are expensed as incurred. The amounts charged to operations during the years ended June 30, 2013, 2012 and 2011 were $85,332, $85,404 and $75,934, respectively.

                Income per common share

Basic income per common share is calculated by dividing the income for the year by the weighted-average number of common shares outstanding during the year.

Diluted income per common share is calculated using the treasury stock method.  Under the treasury stock method, the weighted average number of common shares outstanding used for the calculation of diluted income per share assumes that the proceeds to be received on the exercise of dilutive stock options and warrants are used to repurchase common shares at the average market price during the year. As of June 30, 2013 the Company has 140,000 options outstanding that are all anti-dilutive.

                Stock-based compensation and stock options

Stock-based payments are recorded using the fair value method of accounting for stock options.  Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. There was $0, $0 and $790 of stock compensation expense attributable to stock options charged against income for the years ended June 30, 2013, 2012 and 2011, respectively. There was no compensation expense attributable to stock options charged against income for the year ended June 30, 2013 since no options were granted during the year, and all options outstanding at the beginning of the year were fully vested.

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2013

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

Accounting for uncertainty in income taxes is determined based on US GAAP, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. US GAAP also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. As of June 30, 2013, the Company had no uncertain tax positions that require disclosure or accrual. The tax returns for the 2009 through 2012 tax years are still open for examination by the Internal Revenue Service.

Recent accounting pronouncements adopted

Recent pronouncements issued by the FASB, the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.             INVENTORIES

	2013	2012
Raw materials	$ 297,658	$ 295,742
Work in progress	39,141	29,005
Finished goods	463,424	262,928
	800,223	587,675
Less allowance for obsolescence	14,207	12,943
	$ 786,016	$ 574,732

                All inventories are pledged as collateral on loans (Note 6)

4.             PROPERTY, PLANT AND EQUIPMENT

		2013			2012
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Plant and equipment	$5,100,784	$4,320,847	$779,937	$4,944,611	$4,209,355	$735,256
Office equipment	614,269	481,501	132,768	575,811	449,038	126,773
Leasehold improvements	299,577	276,677	22,900	313,160	280,674	32,486
Machinery under construction	23,861	-	23,861	101,557	-	101,557
	$6,038,491	$5,079,025	$959,466	$5,935,139	$4,939,067	$996,072

Depreciation expense of property, plant and equipment was $207,414, $170,700 and $136,690 during 2013, 2012 and 2011, respectively.  All property, plant and equipment are pledged as collateral on loans (Note 6).

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2013

5.             ROYALTY AGREEMENT

On October 26, 2001, we licensed the exclusive worldwide rights to our multi-focal soft contact lens design to Bausch + Lomb.  In April 2013 we extended this licensing agreement and granted Bausch + Lomb an exclusive worldwide license to use Unilens’ new multifocal technology. Under the terms of the agreement, Bausch + Lomb manufactures and markets cast-molded multi-focal soft contact lenses using the Company’s technologies.  For this, Bausch + Lomb pays the Company an existing royalty ranging from two to five percent of the product’s worldwide net sales for as long as they manufacture and sell products utilizing these technologies.  During the years ended June 30, 2013, 2012 and 2011, the Company recorded $2,089,013, $2,539,696 and $2,702,324, respectively, in Bausch + Lomb royalty revenues. The principal United States patent related to this license is pledged as collateral on loans (Note 6).

6.           TERM LOAN, LINE OF CREDIT AND INTEREST RATE SWAP

On May 23, 2012, the Company closed on a new $3,500,000 5-year term loan facility and a $1,500,000 line of credit with Hancock Bank, which replaced the term loan facility and line of credit entered into with Regions Bank, for the January 20, 2010, Company common stock repurchase of 2,188,861 shares from its then largest stockholder for $3.15 per share.

Costs related to the Hancock Bank term loan facility and line of credit, were $59,265, which is being amortized over the life of the 5-year term loan facility. The minimum monthly principal payments under the Hancock Bank term loan facility are $58,333, plus accrued interest. The Hancock Bank term loan and line of credit both bear interest at a floating rate of 30-day LIBOR plus 3.00%. As part of the Hancock Bank refinancing, the Company expensed $51,638 of loan costs associated with the previous Regions Bank term loan facility and line of credit which is included in other expense in the June 30, 2012 year.

Also as part of the Hancock Bank refinancing the previous interest rate swap with Regions Bank was unraveled and the interest rate swap agreement was terminated. The Company was required to pay a swap breakage fee of $54,195 which is included in interest expense in the June 30, 2012 year. In addition, the Company reclassified into earnings in the June 30, 2012 year, all of the unrealized losses on the cash flow hedge included in accumulated other comprehensive loss.

Monthly interest only payments are due under the Hancock Bank line of credit, with the maximum borrowings at any time not to exceed the lesser of (i) $1,500,000 or (ii) a sum equal to 85% of Eligible royalty receivables, plus 75% of Eligible Accounts Receivables plus 50% of Eligible Raw Material and Finished Goods Inventory. The maximum borrowing amount under this line of credit facility at June 30, 2013 was $1,061,000. The Company expects to extend this line of credit which expires on February 1, 2014.

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

The Company was in compliance with all financial covenants except the Minimum Tangible Net Worth covenant. In August 2013 the Company received a waiver for this financial covenant non-compliance. The Company had outstanding balances on the Hancock Bank term loan and line of credit of $2,741,667, and $100,000, respectively at June 30, 2013.

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2013

The required principal payments under the term loan and line of credit facilities over the next five years and   thereafter are as follows:

Year ended June 30,	Term loan principal payments	Line of credit principal payments	Total principal payments
2014	$ 700,000	$ 100,000	$ 800,000
2015	700,000	-	700,000
2016	700,000	-	700,000
2017	641,667	-	641,667
Total notes payable	2,741,667	100,000	2,841,667
Less: current maturities	700,000	100,000	800,000
Notes payable long-term	$ 2,041,667	$ -	$ 2,041,667

7.             OPERATING LEASES

The Company leases through Unilens Corp. USA, a combined office and manufacturing facility, and a storage facility in Largo, Florida and a sales office in Clearwater, Florida.

During the fourth quarter of fiscal year 2013, the Company negotiated a new Largo lease agreement. Effective July 1, 2013 the five-year lease agreement, calls for approximate monthly rental payments of $13,534. The lease term is through June 30, 2018 with a five-year renewal option. In January 2013 the Company entered a one-year lease agreement for extra space in Largo, which calls for approximate monthly rental payments of $519.

The current Clearwater lease agreement is a new lease with additional space that was negotiated in April 2012 starting June 1, 2012, and has a lease term expiration of July 31, 2015. This lease calls for approximate monthly rental payments of $2,619, with an escalation of rental payments based on increases in the landlord’s operating expenses, utility costs and real estate taxes.

The Company from time to time also rents certain office equipment under operating leases with lease terms of less than one year.

Rent expense under all operating leases was approximately $250,000, $238,000 and $228,000 for the years ended June 30, 2013, 2012 and 2011, respectively.

Minimum future lease payments under operating leases, which have an initial or remaining non-cancelable lease term in excess of one year, over the next five years and thereafter are approximately as follows:

Year ended June 30,	Operating leases
2014	$207,897
2015	207,897
2016	178,732
2017	176,081
2018 and thereafter	176,081
Total	$946,688

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2013

8.             CAPITAL STOCK

Preferred stock

The Company has no preferred stock issued. In the event the Company issues one or more series of preferred stock, the relative designations, powers, preferences, rights, qualifications, limitations and restrictions of the shares will be determined and set forth in an amendment to the Company’s Certificate of Incorporation.

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

Fiscal Year	Special Dividend	Quarterly Dividend	Total Dividend
2007	$0.250	$0.225	$0.475
2008	$0.300	$0.360	$0.660
2009	$0.300	$0.360	$0.660
2010	$0.000	$0.360	$0.360
2011	$0.000	$0.315	$0.315
2012	$0.000	$0.180	$0.180
2013	$0.000	$0.180	$0.180

On August 1, 2013 the Board of Directors declared the fiscal year 2014 first quarter cash dividend of $0.045 per share, payable August 23, 2013 to stockholders of record on August 12, 2013.

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

At the annual general meeting held on March 25, 2010, the stockholders approved the Unilens’ Incentive Stock Option Plan. The initial maximum number of shares available for option grants under the adopted Stock Option Plan is 236,935.

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2013

The following table describes the number and the exercise price of options that have been granted, exercised, or cancelled under the current Incentive Stock Option Plan during the years ended June 30, 2013 and 2012:

	Number of Options	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding, June 30, 2011	160,000	$4.83	8.67 Years	$0.00
Exercised	-	-
Granted
Employees	-	-
Consultants	-	-
Sub-total granted	-	-
Expired/cancelled	-	-
Outstanding, June 30, 2012	160,000	$4.83	7.67 Years	$0.00
Exercised	-	-
Granted
Employees	-	-
Consultants	-	-
Sub-total granted	-	-
Expired/cancelled	(20,000)	$4.83	-	$0.00
Outstanding, June 30, 2013	140,000	$4.83	6.67 Years	$0.00
Options exercisable, June 30, 2013	140,000	$4.83	6.67 Years	$0.00

(1)     The intrinsic value of a stock option is the amount by which the market value (closing price at June 30, 2013, 2012 and 2011 - $3.67, $3.45 and $2.95) exceeds the exercise price. The aggregate intrinsic value at June 30, 2013 and 2012 is $0.00 since the closing price is less then the exercise price on June 30, 2013 and 2012.

As of June 30, 2013 the Company has 140,000 options outstanding, which expire March 1, 2020, and an additional 96,935 options available for future grants under the existing Incentive Stock Option Plan.

Cash proceeds, tax benefits and intrinsic value related to options exercised during the three years ended June 30, 2013, 2012 and 2011 are provided in the following table:

	2013	2012	2011
Proceeds from stock options exercised	$ 0	$ 0	$ 0
Tax benefit related to stock options exercised	$ 0	$ 0	$ 0
Intrinsic value of stock options exercised	$ 0	$ 0	$ 0

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

No options have been granted during the years ended after June 30, 2010.

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2013

9.             SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2013	2012	2011
Cash provided by (used in):
Accounts and royalties and other receivables	$ 183,652	$ 474,834	$ (252,051)
Inventories	(211,284)	103,943	350
Prepaid expenses and other assets	(48,522)	(18,118)	(20,107)
Accounts payable and accrued liabilities	405,164	(175,171)	75,594
Income taxes payable	(158,069)	(1,683)	(167,897)
Change in non-cash working capital items	$ 170,941	$ 383,805	$ (364,111)

During the year ended June 30, 2013 there were no significant non-cash investing or financing activities. During the years ended June 30, 2012 and 2011 we had capital equipment non-cash investing and financing activity of $72,689 and $279,998.

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

A significant portion of the Company’s net income is derived from the Company’s exclusive license of one of its patented multifocal designs to Bausch + Lomb.  The Company collects royalties based on Bausch + Lomb’s worldwide net sales of products utilizing the Company’s technologies.  There can be no assurances that Bausch + Lomb will continue to sell products in the future utilizing the Company’s technologies.

Volume of business risk

The Company has a supply agreement with one supplier for the manufacture of its molded C-Vue multifocal and C-Vue Hydravue multifocal lenses, which accounts for approximately 46%, 49% and 53% of the Company’s annual sales during years the years ended June 30, 2013, 2012 and 2011, respectively.  The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. The Company has concentrations in the volume of purchases it conducts with this supplier. For the year ended June 30, 2013, purchases from this supplier accounted for approximately 17% of the total cost of goods sold by the Company (2012-10%, 2011-23%).  At June 30, 2013, the Company owed this supplier approximately $133,000 (2012- $68,000). There is no assurance that an alternate supplier can successfully manufacture these lenses to the Company’s specifications, on acceptable terms, or within the constraints of the exclusive license agreement with Bausch + Lomb.

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

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2013

	2013	2012	2011
Disposable lenses	$ 3,270,337	$ 3,473,498	$ 3,657,980
Custom soft lenses	1,908,518	1,724,759	1,314,596
Gas permeable lenses	352,548	376,363	424,504
Replacement and other lenses	511,340	606,829	679,952
Total sales	$ 6,042,743	$ 6,181,449	$ 6,077,032

12.          INCOME TAXES

A reconciliation of income taxes at the Federal statutory rate to the Company’s effective rate for the years ended June 30, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Statutory expense at the federal rate of 34%	$ 429,882	$ 562,536	$ 760,913
State tax expense, net of federal effect	(15,964)	(17,172)	(16,856)
Non-deductible (deductible) expenses	17,814	17,452	2,148
State refund	-	52,234	-
	$ 431,732	$ 510,582	$ 746,205

Income tax expense for the years ended June 30, 2013, 2012 and 2011 consists of the following:

	2013	2012	2011
Current income taxes	$ 248,932	$ 264,082	$ 504,605
Change in net deferred income taxes	182,800	246,500	241,600
	$ 431,732	$ 510,582	$ 746,205

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2013

The components giving rise to the deferred tax assets for the years ended June 30, 2013 and 2012 is as follows:

	2013	2012
Deferred tax assets (liabilities)
Inventory allowance	$ 5,100	$ 4,700
Allowance for bad debt, returns, and allowances	25,900	36,400
Tax depreciation of property, plant & equipment	(378,900)	(220,600)
Tax depreciation of intangibles	31,200	54,000
Other timing differences	146,900	161,700
Loss carry forward – Florida	63,600	40,400
Net deferred tax (liability) asset	(106,200)	76,600
Less current portion – deferred tax asset	(133,100)	(162,100)
Long-term portion	$ (239,300)	$ (85,500)

Subsequent to June 30, 2011, the Company was notified by the State of Florida that it would be examining the Company’s income tax returns for the fiscal years ended June 30, 2010, 2009 and 2008. The examination is complete and resulted with an income tax refund of $52,234.

13.          RETIREMENT PLANS

The Company maintains a 401(k) profit-sharing plan that covers substantially all of its employees.  Contributions are made at the Company’s discretion.  For the years ended June 30, 2013, 2012 and 2011, the Company contributed to the plan $92,229, $78,474, and $84,420 respectively.  The Company does not have any liabilities for the plan as of June 30, 2013.

14.          CONTINGENCY

The Company has employment agreements with three members of senior management. These agreements contain terms for which certain benefits are payable upon termination or a change-of-control.

Report of Independent Registered Public Accounting Firm on Schedule

Board of Directors

Unilens Vision Inc.

In connection with our audit of the consolidated financial statements of Unilens Vision Inc. referred to in our report dated September 30, 2013, we have also audited Schedule I for the year ended June 30, 2013.  In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Warren Averett, LLC

Warren Averett, LLC

Tampa, Florida

September 30, 2013

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

/s/ Pender Newkirk & Company LLP

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

September 28, 2012

Unilens Vision Inc.

Schedule I

Valuation and Qualifying Accounts

Years Ended June 30, 2013 and 2012

		Additions
	Balance Beginning of Year	Charged to Cost and Expense	Charged to Other Accounts		Balance End of Year
				Deductions
June 30, 2013

Allowance for doubtful accounts	$61,015	$(12,984)		$(5,163) (1)	$42,868
Allowance for returns	40,162		$270,522 (2)	(281,573)	29,111
Total allowance for doubtful accounts and returns	101,177	(12,984)	270,522	(286,736)	71,979
Allowance for inventory	12,943			1,264 (3)	14,207
Total	$114,120	$(12,984)	$270,522	$(285,472)	$86,186

June 30, 2012

Allowance for doubtful accounts	$87,472	$(14,871)		$(11,586) (1)	$61,015
Allowance for returns	42,172		$467,681 (2)	(469,691)	40,162
Total allowance for doubtful accounts and returns	129,644	(14,871)	467,681	(481,277)	101,177
Allowance for inventory	17,381			(4,438) (3)	12,943
Total	$147,025	$(14,871)	$467,681	$(485,715)	$114,120

(1) Uncollected receivables written-off, net of recoveries.
(2) Returned product, offset to sales.
(3) Obsolete inventory (written-off) or established.

ITEM 9.                Changes in and disagreements with accountants on accounting and financial disclosure

Previous Independent Auditors

The Company was advised that, effective January 1, 2013, Pender Newkirk & Company LLP (“Pender Newkirk”), the Company’s previous independent auditors, discontinued its audit practice and the partners and employees of Pender Newkirk joined the firm of Warren Averett, LLC. Warren Averett has served as the Company’s principal independent auditing firm since that time. The decision to retain Warren Averett as the Company’s principal independent auditing firm was approved by the Company’s Audit Committee of the Board of Directors.

ITEM 9A.           controls and procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Annual Report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, as of June 30, 2013, management believes the Company’s internal control over financial reporting is effective.

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

The information to be set forth in the Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.             EXECUTIVE COMPENSATION

The information to be set forth in the Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

iTEM 12.              security ownership of certain BENEFICIAL owners and management and related stockholder matters

The information to be set forth in the Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

iTEM 13.              certain relationships and related transactions, and director independence not applicable

The information to be set forth in the Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information to be set forth in the Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.              exhibits and financial statement schedules

(a) The following financial statements and financial statement schedules are filed as part of this report:

     (1)     Auditors’ Report on the consolidated balance sheets as at June 30, 2013 and 2012, and the consolidated statements of income, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2013, 2012 and 2011;

     (2)      Consolidated balance sheets as at June 30, 2013 and 2012;

     (3)      Consolidated statements of income for each of the years ended June 30, 2013, 2012 and 2011;

     (4)      Consolidated statements of stockholders’ equity (deficit) for the periods referred to in (3) above;

     (5)      Consolidated statements of cash flows for the periods referred to in (3) above;

     (6)      Notes to the consolidated financial statements;

     (7)      Report of independent registered public accounting firm on Schedule;

     (8)     Schedule of valuation and qualifying accounts.

(b) The following exhibits are filed as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) or Furnished (‡) Herewith (as indicated)
3.2	Certificate of Incorporation Unilens Vision Inc. (Delaware)	10-K	001-17861	3.2	09/28/2010
3.3	Unilens Vision Inc. By-Laws (Delaware)	10-K	001-17861	3.3	09/28/2010
10.1	Loan, Security Agreement and Promissory Note dated August 26, 2008 by and between Bank of America, N.A. and Unilens Corp. USA.	20-F	0-18760	2.5	12/30/2008
10.2	Credit and Security Agreement, Term Note and Revolving Credit Note dated November 9, 2009 between Regions Bank and Unilens Corp. USA.	20-F	001-17861	2.6	12/28/2009
10.3	License Agreement, dated October 25, 2001.	20-F	0-18760	4.1	03/15/2004
10.4	Private Label Supply Agreement dated June 4, 2002, between Unilens Vision Inc. and Bausch + Lomb Incorporated.	20-F	0-18760	4.2	03/15/2004
10.5	Unilens Vision Inc. Incentive Stock Option Plan – 2004	20-F	0-18760	4.10	03/15/2004
10.6	Asset Purchase Agreement, dated as of February 23, 2005, by and between Unilens Corp. USA and CIBA Vision Corporation.	20-F	0-18760	4.14	12/30/2005
10.7	Severance Compensation Agreement, dated July 1, 2005, between Unilens Corp. USA, Unilens Vision Inc. and Michael J. Pecora.	20-F	0-18760	4.15	12/30/2005
10.8	Severance Compensation Agreement, dated September 6, 2006, between Unilens Corp. USA, Unilens Vision Inc. and Kelly McKnight-Goelz.	20-F	0-18760	4.16	12/29/2006
10.9	Lease Agreement, dated May 4, 2006 between, Center Family, LTD. as Landlord, and Unilens Corp. USA as Tenant.	20-F	0-18760	4.17	12/29/2006
10.10	Consulting Agreement dated July 2, 2007 between Unilens Vision Inc. and Alfred W. Vitale.	20-F	0-18760	4.18	12/28/2007
10.11	Lease Agreement, dated July 1, 2008, between Unilens Corp. USA as Lessee and FIVE AND TWO ASSOCIATES as Lessor.	20-F	0-18760	4.19	12/30/2008
10.12	Addendum to Lease Agreement, dated May 4, 2006 between, Center Family, LTD. as Landlord, and Unilens Corp. USA as Tenant.	20-F	001-17861	4.20	12/28/2009
10.13	Asset Purchase Agreement, dated as of November 30, 2008, by and among Unilens Corp. USA and Aero Contact Lens, Inc.	20-F	001-17861	4.21	12/28/2009
10.14	Share Purchase Agreement Between UniInvest Holding AG, In Liquidation And Unilens Vision, Inc. Dated as of November 6, 2009.	20-F	001-17861	4.22	12/28/2009
10.15	Unilens Vision Inc. Incentive Stock Option Plan	10-K	001-17861	10.15	09/28/2010
10.16	Joinder Agreement and First Amendment to Credit and Security Agreement and Other Loan Documents, Amended and Restated Term Note and Revolving Credit Note dated August 12, 2010 between Regions Bank and Unilens Corp. USA. and Unilens Vision Sciences Inc.	10-K	001-17861	10.16	09/28/2010
10.17	Confirmation letter dated as of August 10, 2010 among Unilens Corp. USA and Regions Bank confirming terms and conditions of Swap Transaction.	10-Q	001-17861	10.1	11/15/2010
10.18	Second Amendment to Credit and Security Agreement and Other Loan Documents dated March 31, 2011 between Regions Bank and Unilens Corp. USA. and Unilens Vision Sciences Inc.	8-K	001-17861	10.1	04/04/2011
10.19	Second Amended and Restated Term Note dated March 31, 2011 between Regions Bank and Unilens Corp. USA. and Unilens Vision Sciences Inc.	8-K	001-17861	10.2	04/04/2011
10.20	Ratification and Consent of Guaranty dated March 31, 2011 between Regions Bank and Unilens Vision, Inc.	8-K	001-17861	10.3	04/04/2011
10.21	Master Agreement and Interim Schedule dated April 14, 2011 among Unilens Corp. USA and Regions Equipment Finance, LTD. and Regions Equipment Finance Corporation.	10-Q	001-17861	10.1	05/16/2011
10.22	Severance Compensation Agreement, dated September 14, 2011, between Unilens Corp. USA, Unilens Vision Inc. and Leonard F. Barker.	10-K	001-17861	10.22	09/28/2011
10.23	Credit and Security Agreement dated May 17, 2012 between Hancock Bank and Unilens Corp. USA., and Unilens Vision Sciences Inc.	8-K	001-17861	10.1	05/25/2012
10.24	Commercial Term Note dated May 17, 2012 between Hancock Bank and Unilens Corp. USA., and Unilens Vision Sciences Inc.	8-K	001-17861	10.2	05/25/2012
10.25	Commercial Revolving Line of Credit Note dated May17, 2012 between Hancock Bank and Unilens Corp. USA., and Unilens Vision Sciences Inc.	8-K	001-17861	10.3	05/25/2012
10.26	Patent Security Agreement dated May17, 2012 between Hancock Bank and Unilens Corp. USA.	8-K	001-17861	10.4	05/25/2012
10.27	Continuing Guaranty dated May 17, 2012 between Hancock Bank and Unilens Corp. USA., and Unilens Vision Sciences Inc.	8-K	001-17861	10.5	05/25/2012
10.28	Amendment to License Agreement, dated October 25, 2001					†
10.29	Amendment to Private Label Supply Agreement dated June 4, 2002, between Unilens Vision Inc. and Bausch + Lomb Incorporated.					†
10.30	Amendment No. 2 to Private Label Supply Agreement dated June 4, 2002, between Unilens Vision Inc. and Bausch + Lomb Incorporated					†
14.1	Code of Ethics	20-F	001-17861	11.1	12/30/2004
21.1	List of Subsidiaries					†
31.1	Certification of Michael J. Pecora Pursuant to Rule 13a-14(a)					†
31.2	Certification of Leonard F. Barker Pursuant to Rule 13a-14(a)					†
32.1	Certification of Michael J. Pecora Pursuant to 18 U.S.C. Section 1350					†
32.2	Certification of Leonard F. Barker Pursuant to 18 U.S.C. Section 1350					†

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNILENS VISION INC.
A Delaware Corporation
Date: September 30, 2013	By:	/s/ Michael J. Pecora
Michael J. Pecora
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date
/s/ Michael J. Pecora	President, Chief Executive Officer (principal executive officer),	September 30, 2013
Michael J. Pecora	Director and Chairman of the Board

/s/ Leonard F. Barker	Vice President, Chief Financial Officer and Secretary	September 30, 2013
Leonard F. Barker	(principal financial officer and principal accounting officer)

/s/Nicholas Bennett	Director	September 30, 2013
Nicholas Bennett

/s/Adrian Lupien	Director	September 30, 2013
Adrian Lupien

/s/ Vadim Perelman	Director	September 30, 2013
Vadim Perel