Form 10-Q
period 2013-09-30
UNILENS VISION INC
filed 2013-11-14
CIK 852564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

As of November 14, 2013 there were 1,750,832 outstanding shares of common stock.

UNILENS VISION INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2013

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

Unilens Vision Inc.

Condensed Consolidated Balance Sheets

September 30, 2013 (Unaudited) and June 30, 2013

	September 30, 2013	June 30, 2013
ASSETS
Current
Cash and cash equivalents	$258,039	$140,182
Accounts receivable, net of allowance of $64,016 and $71,979 at September 30, 2013 and June 30, 2013, respectively	720,256	740,040
Royalties and other receivables	480,094	474,547
Inventories	679,638	786,016
Prepaid expenses	78,292	53,272
Income taxes receivable	156,705	211,952
Deferred loan costs – current	11,853	11,853
Deferred tax asset – current	125,800	133,100
Total current assets	2,510,677	2,550,962
Property, plant, and equipment, net of accumulated depreciation of $5,134,609 and $5,079,025 at September 30, 2013 and June 30, 2013, respectively	954,797	959,466
Deferred loan costs	31,345	34,308
Other assets	627,679	563,271
Total assets	$4,124,498	$4,108,007
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable	$514,576	$532,891
Accrued wages and employee benefits	249,233	287,455
Deferred income	490,221	503,540
Other accrued liabilities	78,655	60,955
Line of credit	199,964	100,000
Note payable – current	700,000	700,000
Total current liabilities	2,232,649	2,184,841
Accrued wages and employee benefits	127,804	124,561
Note payable – long-term	1,866,667	2,041,667
Deferred tax liability	271,800	239,300
Total liabilities	4,498,920	4,590,369
Stockholders’ deficit
Capital stock
Preferred shares, par value $0.001 per share; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common shares, par value $0.001 per share; 30,000,000 shares authorized; shares issued and outstanding 2,369,354	2,369	2,369
Additional paid-in capital	20,286,663	20,286,663
Deficit	(20,663,454)	(20,771,394)
Total stockholders’ deficit	(374,422)	(482,362)
Total liabilities and stockholders’ deficit	$4,124,498	$4,108,007

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.

Condensed Consolidated Statements of Income and Changes in Accumulated Deficit

For Three Months Ended September 30, 2013 and 2012

 (Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012

Revenues:
Sales	$1,579,205	$1,509,654
Royalty income	479,614	528,957
Total revenues	2,058,819	2,038,611
Operating costs and expenses:
Cost of sales	971,019	890,766
Sales and marketing	376,274	370,955
Administration	357,785	345,668
Research and development	21,422	20,014
Total operating costs and expenses	1,726,500	1,627,403
Operating income	332,319	411,208
Other non-operating items:
Other income	3,852	1,630
Net interest expense	(26,563)	(31,057)
Total other non-operating items:	(22,711)	(29,427)
Income before income tax expense	309,608	381,781
Income tax expense	95,047	126,777
Net income for the period	214,561	255,004
Deficit, beginning of period	(20,771,394)	(20,881,838)
Dividends paid	(106,621)	(106,621)
Deficit, end of period	$(20,663,454)	$(20,733,455)
Net income per common share:
Basic	$0.09	$0.11
Diluted	$0.09	$0.11
Weighted average number of common shares outstanding during the period:
Basic	2,369,354	2,369,354
Effect of dilutive options	-	-
Diluted	2,369,354	2,369,354

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.

Condensed Consolidated Statements of Cash Flows

For Three Months Ended September 30, 2013 and 2012

(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012

Cash Flows from Operating Activities
Net income for the period	$214,561	$255,004
Items not affecting cash:
Depreciation and amortization	55,584	47,178
Deferred tax (benefit) expense	39,800	(7,200)
Purchase of fitting sets and cabinets net of amortization	(27,654)	0
Change in working capital items	68,137	249,889
Net cash provided by operating activities	350,428	544,871
Cash Flows from Investing Activities
Purchase of property, plant and equipment and other assets	(50,915)	(17,725)
Net cash used in investing activities	(50,915)	(17,725)
Cash Flows from Financing Activities
Repayment of borrowings under term loan	(175,000)	(175,000)
Net borrowings (repayments) under line of credit	99,965	(81,441)
Common stock dividends paid	(106,621)	(106,621)
Net cash used in financing activities	(181,656)	(363,062)
Change in cash and cash equivalents during the period	117,857	164,084
Cash and cash equivalents, beginning of period	140,182	374,977
Cash and cash equivalents, end of period	$258,039	$539,061
Supplemental cash flow disclosure information:
Cash paid during the period for interest	$23,408	$28,663
Cash paid during the period for income taxes	$0	$45,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013

(Unaudited)

Note 1 — Basis of Presentation and Consolidation

Basis of Presentation

Unilens Vision Inc. operates through our wholly-owned subsidiary, Unilens Corp. USA, located in Largo, Florida. The accompanying consolidated financial statements (the “Financial Statements”) for the interim periods ended September 30, 2013 and 2012 (the “Interim Period”) are i) prepared on the basis of accounting principles generally accepted in the United States, ii) conform in all material respects with accounting principles generally accepted in Canada, and iii) are unaudited, but in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, operations, and changes in financial results of the Interim Period.  The Financial Statements are not necessarily indicative of the results to be expected for the full year.  The Financial Statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements, and therefore should be read in conjunction with our audited financial statements for the year ended June 30, 2013. Additional information concerning us is contained in the Management Discussion and Analysis included in this quarterly report.

Basis of Consolidation

These consolidated financial statements include the accounts of Unilens Vision Inc. and its wholly-owned subsidiary, Unilens Corp. USA and its wholly-owned subsidiary, Unilens Vision Sciences Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2 — Stock-Based Compensation, Stock Options and Stock

Stock-based payments are recorded using the fair value method of accounting for stock options. There was no   stock compensation expense attributable to stock options charged against income for the fiscal quarters ended September 30, 2013 and 2012, since no options were granted during such periods and all options outstanding at the beginning of such periods were fully vested.

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

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2013

 (Unaudited)

The following table describes the number and the exercise price of options that have been granted, exercised, or cancelled under the Stock Option Plan approved on March 25, 2010 during the three month period ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, beginning of year	140,000	$4.83	6.67 Years
Exercised	-
Granted
Directors/Employees	-
Consultants	-
Sub-total granted	-
Expired/cancelled	-
Outstanding, end of period	140,000	$4.83	6.42 Years
Options exercisable, end of period	140,000	$4.83	6.42 Years

As of September 30, 2013 we have 140,000 options outstanding and an additional 96,935 options available for future grants under the existing Incentive Stock Option Plan.

There was no cash proceeds, related to options exercised during the three months ended September 30, 2013, as no options were exercised.

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

As of September 30, 2013 the aggregate intrinsic value of options outstanding and options exercisable were both zero since the closing price of our common shares on the closest date to September 30, 2013 of $3.95 were less than the exercise price.

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

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2013

(Unaudited)

Note 4 — Inventories

	As at September 30, 2013	As at June 30, 2013
Raw materials	$283,403	$297,658
Work in progress	32,401	39,141
Finished goods	376,532	463,424
	692,336	800,223
Less allowance for obsolescence	12,698	14,207
	$679,638	$786,016

Note 5 — Supplemental Disclosure with Respect to Cash Flows

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012

Cash provided by (used in):
Accounts and royalties and other receivables	$14,237	$139,891
Inventories	106,377	(16,026)
Prepaid expenses and other assets	(58,810)	(57,106)
Accounts payable and accrued liabilities	(48,914)	94,153
Income taxes receivable	55,247	88,977

Change in working capital items	$68,137	$249,889

Note 6 — Revenue Information

All of our assets and operations are located in the United States in one business segment. Our revenues are derived from royalty income received from our exclusive agreement with Bausch + Lomb Incorporated (“Bausch + Lomb”), for the use of our patented multifocal designs and technology, and from sales from our specialty optical lens business, which manufactures and distributes optical products that use our proprietary design and manufacturing technology. Sales from our specialty optical lens business come from the following lens categories, for the three  months ended September 30, 2013 and 2012:

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2013

(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012

Disposable lenses	$839,910	$820,725
Custom soft lenses	531,876	471,604
Gas permeable lenses	81,719	81,766
Replacement and other lenses	125,700	135,559
Total sales	$1,579,205	$1,509,654

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

Monthly interest only payments are due under the Hancock Bank line of credit, with the maximum borrowings at any time not to exceed the lesser of (i) $1,500,000 or (ii) a sum equal to 85% of Eligible royalty receivables, plus 75% of Eligible Accounts Receivables plus 50% of Eligible Raw Material and Finished Goods Inventory. The maximum borrowing amount under this line of credit facility at September 30, 2013 was $1,034,000. The line of credit is renewed annually and expires on February 1, 2014.

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

The Company was in compliance with all financial covenants and had an outstanding balance of $199,964 on the Hancock Bank line of credit, and $2,566,667 outstanding on the term loan at September 30, 2013.

Note 8 — Other Assets

The Company provides optometric practitioners with in-office trial lenses to use in marketing programs to facilitate efficient and convenient fitting of contact lenses on their patients. These lenses are provided in fitting sets with our C-Vue trial lenses stored in a sturdy cabinet with the Unilens logo on it. We record the costs associated with the original fitting sets and cabinets to other long-term assets on our Condensed Consolidated Balance Sheet. We amortize such costs over their estimated useful lives to selling, general and administrative expense on our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit. At September 30, 2013 costs associated with the original fitting sets and cabinets included in other long-term assets was $377,496.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2013

(Unaudited)

Note 9 — Recent Accounting Standards

Recent codified pronouncements by the FASB are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 10 — Subsequent Events

On November 1, 2013, our Board of Directors declared our regular quarterly cash dividend, at the rate of $0.045 per common share, payable November 22, 2013, to stockholders of record at the close of business on November 11, 2013. This is the 29th consecutive quarterly cash dividend declared.

On October 4, 2013, the Company repurchased 618,522 shares of its common stock, representing approximately 26% of its total shares outstanding, from its then largest outside stockholder, Baker Street Capital L.P. The aggregate purchase price was approximately $3.1 million, or $4.97 per share.  The repurchased shares were returned to the Company’s treasury and subsequently cancelled, leaving 1,750,832 shares outstanding.

The Company funded the common stock repurchase through a $3.3 million expansion and modification of the existing term loan and line of credit provided by Hancock Bank. The term loan facility is amortized over a longer seven-year period, and the line of credit is reduced to a maximum of $750,000. Both bear interest at a floating rate of 30-day LIBOR plus 3.5% and continue to be secured by certain assets of the Company. In addition, the renewable line of credit was extended, and matures February 1, 2015.

Report of Independent Registered Public Accounting Firm

Board of Directors

Unilens Vision Inc.

Largo, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Unilens Vision Inc. as of September 30, 2013 and the related condensed consolidated statements of income and changes in accumulated deficit for the three month period ended September 30, 2013 and the condensed consolidated statements of cash flows for the three month period ended September 30, 2013. These condensed consolidated financial statements are the responsibility of the management of Unilens Vision Inc.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Unilens Vision Inc. as of June 30, 2013 and the related consolidated statements of income, stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated September 30, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed  consolidated balance sheet as of June 30, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Warren Averett, LLC

Warren Averett, LLC

Tampa, Florida

November 14, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Unilens Vision Inc.

Largo, Florida

We have reviewed the accompanying condensed consolidated statements of income and changes in accumulated deficit for the three month period ended September 30, 2012 and the condensed consolidated statement of cash flows for the three month period ended September 30, 2012. These condensed consolidated financial statements are the responsibility of the management of Unilens Vision Inc.

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

Certified Public Accountants

Tampa, Florida

November 14, 2012

Item 2 – Management’s Discussion & Analysis of Financial Condition and Results of Operations

The following management discussion and analysis (“MDA”) provides information on the activities of Unilens Vision Inc. and should be read in conjunction with our quarterly condensed consolidated financial statements and notes thereto for the three months ended September 30, 2013 (the “Financial Statements”), as well as our Annual Report on Form 10-K for the fiscal year June 30, 2013, filed with the Securities and Exchange Commission.  The Financial Statements have been prepared in United States dollars and in conformity with United States generally accepted accounting principles (“US GAAP”). Unless otherwise indicated, all dollar amounts disclosed in this MDA are expressed in United States Dollars.

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

Overview

We license, manufacture, distribute and market specialty optical lens products using our proprietary design and manufacturing technology. Our products are sold primarily in the United States solely to eye care professionals through in house sales representatives and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our specialty optical lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses. During the three months ended September 30, 2013 the Company’s C-Vue disposable products accounted for approximately 53 % of sales.

Sales of our specialty optical lens products accounted  for the largest percentage of our total revenues, constituting approximately 77% while royalty income derived from our exclusive license of our patented multifocal design to Bausch + Lomb was approximately 23% during the three months ended September 30, 2013.

Economic conditions in the United States have restrained our growth. We are however optimistic about the long-term outlook for the contact lens market and the specialty contact lens market, in particular.

Market demographics indicate that specialty contact lenses will continue to be the fastest growing segment of the contact lens market. Specialty contact lenses include multifocal, toric, toric multifocal, and cosmetic lenses. We believe that our specialty disposal and custom soft lenses will grow over time due to market demographics favoring specialty lenses and our patented multifocal technology.

We believe market demographics favoring specialty contact lenses will continue to drive our revenue and earnings. In February 2013, we launched our new silicone hydrogel disposable C-Vue® HydraVUE™ Multifocal contact lens for monthly replacement. The new product continues to incorporate our highly developed, world-class patented multifocal design technology in a silicone hydrogel material, which offers the benefit of higher oxygen transmissibility for better eye health. In January 2011, we launched our C-VUE Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. They are completely customizable, and feature a risk-free trial program, and sales have grown steadily during the 2012 and 2013 fiscal years and into the first quarter of the 2014 fiscal year.

A significant portion of our net income is derived from our exclusive license with Bausch + Lomb and such royalty income is a major component of our profitability. In April 2013, we announced that, we had extended our license agreement with Bausch + Lomb. The amended agreement continues to cover the exclusive worldwide license for our multifocal technology and in addition grants Bausch + Lomb an exclusive worldwide license for our new multifocal technology. Under the terms of the arrangement, existing royalty rates will remain in effect and will apply for both technologies. Bausch + Lomb most recently introduced the PureVision® 2 for Presbyopia in the US, and previously in certain European markets. The new addition to the PureVision portfolio incorporates Bausch + Lomb’s own innovative lens technology, using certain licensed elements of our next generation technology. We expect that this new contact lens offering by Bausch + Lomb will help grow our future royalty income. However, there can be no assurance, that such royalty income from Bausch + Lomb will grow or that Bausch + Lomb will continue to sell products in the future utilizing our technology.

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

We have a supply agreement with one supplier for the manufacture of our molded C-Vue multifocal lens. This agreement was amended in February 2013 to include silicone hydrogel multifocal lenses. Together these lenses account for a significant portion of our sales (approximately 46% during the 2014 first quarter). The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurance that it will continue to meet its obligations under our agreement or as to any renewal of our supply agreement.

First Quarter Highlights

•         Sales for the first quarter of fiscal 2014 were $1.6 million or 4.6% more than the first quarter of fiscal 2013. Disposal lens sales increased 2.3% while the custom soft lens sales category increased 12.8%.

•         Royalty revenue declined 9.3% compared to the first quarter of fiscal 2013, resulting in an increase in total revenue of 1.0% to $2.1 million.

•         Operating expenses increased 2.6% compared to the first quarter of fiscal 2013, primarily due to increases in administration expenses.

•         Interest expense was 15% less when compared to the first quarter of fiscal 2013, due to lower debt levels.

•         Net income decreased 15.9% compared to the first quarter of fiscal 2013.

•         Earnings per share were $0.09 compared to $0.11 in the first quarter of fiscal 2013.

•         Paid our 28th consecutive quarterly dividend, at $0.045 per share in August 2013. On November 1, 2013 we declared our 29th consecutive quarterly dividend, at an annual rate of $0.18 per share or $0.045 per share quarterly, a dividend yield of 3.5% based on the October month end closing price of $5.10.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of total revenues:

	Three Months Ended September 30
	2013		2012
	$	% of Revenues	$	% of Revenues
Revenues	2,058,819	100.0	2,038,611	100.0
Operating costs and expenses	1,726,500	83.9	1,627,403	79.8
Operating income	332,319	16.1	411,208	20.2
Other non-operating items	(22,711)	(1.1)	(29,427)	(1.5)
Income before income tax expense	309,608	15.0	381,781	18.7

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of sales:

	Three Months Ended September 30
	2013		2012
	$	% of Sales	$	% of Sales
Sales	1,579,205	100.0	1,509,654	100.0
Cost of sales	971,019	61.5	890,766	59.0
Sales and marketing	376,274	23.8	370,955	24.6
Administration	357,785	22.7	345,668	22.9
Research and development	21,422	1.3	20,014	1.3

First Quarter

During the three months ended September 30, 2013 (the “Current Quarter”) we earned income before tax of $309,608 compared to income before tax of $381,781 for the three months ended September 30, 2012 (the “Prior Quarter”).  The decrease in income before tax during the Current Quarter of $72,173 was primarily from the decrease in royalty income from Bausch + Lomb of $49,343 to $479,614 in the Current Quarter as compared to $528,957 in the Prior Quarter, (ii) a decrease in gross margin of $10,702 from lower gross margin (iii) excluding cost of sales, an increase in expenses of $18,844 as described below, and (iv) a decrease in other items primarily interest expense, and other income of $6,716. After recording income tax expense of $95,047, we had net income of $214,561 or $0.09 per diluted share for the Current Quarter. In comparison, in the Prior Quarter we had net income of $255,004 or $0.11 per diluted share after recording income tax expense of $126,777.

Sales during the Current Quarter were $1,579,205 an increase of $69,551 (4.6%), as compared to sales of $1,509,654 during the Prior Quarter. The disposable lens category increased by 2.3% as sales of our of our new silicone hydrogel disposable C-Vue HydraVUE lens launched at the end of February 2013, helped stabilize the category, offsetting the decrease in our older C-Vue disposable multifocal lenses which continue to be affected by competition from newer competitor product offerings and promotional programs. Our custom soft lens category increased by 12.8%, primarily due to increased demand of our C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement, launched almost two years ago in January of 2011. Our  gas permeable lens category decreased less than 1% primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased as expected by 7.3% due to the expected decline in product lines that are nearing the end of their life cycle.

Gross margin was down 2.5% at 38.5% in the Current Quarter compared to 41.0% in the Prior Quarter due primarily to lower margins and higher one-time purchasing cost adjustments offset some by manufacturing improvements implemented during the Prior Quarter.

During the Current Quarter, as compared to the Prior Quarter, expenses increased 2.6% or $18,844. As a percentage of sales, expenses decreased 1.1%, to 47.8% from 48.8% in the Prior Quarter. Administrative expenses increased $12,117 primarily due to increases in consulting and outside services offset by lower rental expense. Sales and marketing expenses increased $5,319 primarily due to increases in payroll and related expenses and promotional costs to support our new silicone hydrogel disposable C-Vue HydraVUE lens, while research and development expenses increased $1,408 during the Current Quarter, as compared to the Prior Quarter.

We record income tax and income taxes payable at the statutory rates. During the Current Quarter and the Prior Quarter we recorded income tax expense of $95,047 and $126,777, respectively. The effective tax rate for the Current Quarter and Prior Quarter was 30.7% and 33.2%, respectively

Liquidity and Capital Resources

Cash and cash equivalents were $258,039 at September 30, 2013 compared to $ 140,182 at June 30, 2013.  The following is a summary of the change in our cash and cash equivalents:

	September 30,
	2013	2012
Net cash provided by operating activities	$350,428	$544,871
Net cash used in investing activities	(50,915)	(17,725)
Net cash used in financing activities	(181,656)	(363,062)
Net increase in cash and cash equivalents	$117,857	$164,084

As of September 30, 2013, we had working capital of $278,028 representing a decrease of $88,093 from our working capital at June 30, 2013. The decrease in working capital was primarily due to decreases in inventory, offset by an increase in borrowings from the line of credit.

During the three months ended September 30, 2013, we generated $350,428 positive cash from operations representing a decrease of $194,443 from $544,871 generated during the Prior Quarter. The decrease was primarily from lower royalty and other receivables in the Current Quarter, compared to the Prior Quarter and decreases in accounts payable and accrued expenses, offset by a decrease in inventory.

Investing activities for the Current Quarter were for the purchase of capital additions. Cash used for these capital additions was $50,915 an increase of $30,190 from $17,725 cash capital additions in the Prior Quarter. Total capital additions in the Current Quarter are for manufacturing equipment, capitalized process improvement and leasehold improvements. The total capital additions in the Prior Quarter were primarily for the web site shopping cart project.

Financing activities during the Current Quarter consisted primarily of principal repayments of $175,000 on the term loan facility and for working capital purposes net borrowings of $99,964 on the line of credit, compared to term loan and line of credit repayments of $175,000 and $81,441in the Prior Quarter. In addition financing activities in each of the Current and Prior Quarters include payments of $106,621 for dividends to our stockholders. The Current Quarter term loan monthly principal repayments are $58,333 with a floating interest rate of 30-day LIBOR plus 3.00%. On  October 4, 2013 the Company funded the 618,522 common stock share repurchase with a $3.3 million expansion and modification of the existing term loan provided by Hancock Bank. The expanded term loan facility will have monthly principal payments of $68,075, amortize over a longer seven-year period, bear interest at a floating rate of 30-day LIBOR plus 3.5% and continue to be secured by certain assets of the Company. There were no cash income taxes paid during the Current Quarter compared to $45,000 paid in the Prior Quarter.

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

There have been no changes to our critical accounting policies during the three months of fiscal 2014.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2013 Form 10-K.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Our market risks in the normal course of business are related to changes in interest rates, which at September 30, 2013 are similar to those disclosed in the 2013 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 – Legal Proceedings

None

Item 1A – Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of our 2013 Annual Report on Form 10-K.

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

UNILENS VISION INC.
(Registrant)

Date: November 14, 2013	By	/s/Michael J. Pecora
	Name:	Michael J. Pecora
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By	/s/Leonard F. Barker
	Name:	Leonard F. Barker
	Title:	Vice President, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)