Form 10-Q
period 2013-12-31
UNILENS VISION INC
filed 2014-02-14
CIK 852564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2013

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

As of February14, 2014 there were 1,750,832 outstanding shares of common stock.

UNILENS VISION INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2013

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

Unilens Vision Inc.

Condensed Consolidated Balance Sheets

December 31, 2013 (Unaudited) and June 30, 2013

	December 31, 2013	June 30, 2013
ASSETS
Current
Cash and cash equivalents	$30,809	$140,182
Accounts receivable, net of allowance of $65,613 and $71,979 at December 31, 2013 and June 30, 2013, respectively	653,373	740,040
Royalties and other receivables	466,716	474,547
Inventories	853,027	786,016
Prepaid expenses	137,847	53,272
Income taxes receivable	72,913	211,952
Deferred loan costs – current	14,105	11,853
Deferred tax asset – current	126,300	133,100
Total current assets	2,355,090	2,550,962
Property, plant, and equipment, net of accumulated depreciation of $5,184,189 and $5,079,025 at December 31, 2013 and June 30, 2013, respectively	978,800	959,466
Deferred loan costs	81,102	34,308
Other assets	533,757	563,271
Total assets	$3,948,749	$4,108,007

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable	$472,355	$532,891
Accrued wages and employee benefits	211,587	287,455
Deferred income	428,057	503,540
Other accrued liabilities	64,551	60,955
Line of credit	99,964	100,000
Note payable – current	826,494	700,000
Total current liabilities	2,103,008	2,184,841
Accrued wages and employee benefits	121,087	124,561
Note payable – long-term	4,822,814	2,041,667
Deferred tax liability	305,700	239,300
Total liabilities	7,352,609	4,590,369
Stockholders’ deficit
Capital stock
Preferred shares, par value $0.001 per share; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common shares, par value $0.001 per share; 30,000,000 shares authorized; shares issued and outstanding 1,750,832 and 2,369,354	1,751	2,369
Additional paid-in capital	17,129,212	20,286,663
Deficit	(20,534,823)	(20,771,394)
Total stockholders’ deficit	(3,403,860)	(482,362)
Total liabilities and stockholders’ deficit	$3,948,749	$4,108,007

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.

Condensed Consolidated Statements of Income and Changes in Accumulated Deficit

For Three and Six Months Ended December 31, 2013 and 2012

 (Unaudited)

	Three Months Ended December 31,	Three Months Ended December 31,	Six Months Ended December 31,	Six Months Ended December 31,

	2013	2012	2013	2012
Revenues:
Sales	$1,430,042	$1,429,475	$3,009,247	$2,939,129
Royalty income	586,660	582,574	1,066,274	1,111,531
Total revenues	2,016,702	2,012,049	4,075,521	4,050,660
Operating costs and expenses:
Cost of sales	918,848	899,696	1,889,867	1,790,462
Sales and marketing	376,012	384,083	752,286	755,038
Administration	325,150	301,423	682,935	647,091
Research and development	22,736	20,446	44,158	40,460
Total operating costs and expenses	1,642,746	1,605,648	3,369,246	3,233,051
Operating income	373,956	406,401	706,275	817,609
Other non-operating items:
Other income	2,919	1,526	6,771	3,156
Net interest expense	(58,226)	(29,086)	(84,789)	(60,143)
Total other non-operating items:	(55,307)	(27,560)	(78,018)	(56,987)
Income before income tax expense	318,649	378,841	628,257	760,622
Income tax expense	111,230	124,906	206,277	251,683
Net income for the period	207,419	253,935	421,980	508,939
Deficit, beginning of period	(20,663,454)	(21,029,152)	(20,771,394)	(21,177,535)
Dividends paid	(78,788)	(106,621)	(185,409)	(213,242)
Deficit, end of period	$(20,534,823)	$(20,881,838)	$(20,534,823)	$(20,881,838)
Net income per common share:
Basic	$0.12	$0.11	$0.20	$0.21
Diluted	$0.12	$0.11	$0.20	$0.21
Weighted average number of common shares outstanding during the period:
Basic	1,777,724	2,369,354	2,073,539	2,369,354
Effect of dilutive options	-	-	-	-
Diluted	1,777,724	2,369,354	2,073,539	2,369,354

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.

Condensed Consolidated Statements of Cash Flows

For Six Months Ended December 31, 2013 and 2012

(Unaudited)

	Six Months Ended December 31, 2013	Six Months Ended December 31, 2012

Cash Flows from Operating Activities
Net income for the period	$421,980	$508,939
Items not affecting cash:
Depreciation and amortization	105,164	96,649
Deferred tax (benefit) expense	73,200	(23,700)
Purchase of fitting sets and cabinets net of amortization	(32,129)	0
Change in working capital items	(104,017)	46,414
Net cash provided by operating activities	464,198	628,302
Cash Flows from Investing Activities
Purchase of property, plant and equipment and other assets	(82,163)	(92,644)
Net cash used in investing activities	(82,163)	(92,644)
Cash Flows from Financing Activities
Repayment of borrowings under term loan	(311,150)	(350,000)
Net repayments under line of credit	(36)	(81,441)
Borrowings under amended term loan	3,218,791	0
Loan refinancing costs	(55,535)	0
Common stock repurchased	(3,158,069)	0
Common stock dividends paid	(185,409)	(213,242)
Net cash used in financing activities	(491,408)	(644,683)
Change in cash and cash equivalents during the period	(109,373)	(109,025)
Cash and cash equivalents, beginning of period	140,182	374,977
Cash and cash equivalents, end of period	$30,809	$265,952
Supplemental cash flow disclosure information:
Cash paid during the period for interest	$64,694	$54,736
Cash paid during the period for income taxes	$209,000	$236,000
Cash received during the period from income tax refund	$214,963	$0

Non-cash disclosure of financing activities:
During the three months ended December 31, 2013 the Company reclassed approximately $42,000 of manufacturing equipment from other assets to property, plant and equipment.

  The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2013

(Unaudited)

Note 1 — Basis of Presentation and Consolidation

Basis of Presentation

Unilens Vision Inc. operates through our wholly-owned subsidiary, Unilens Corp. USA, located in Largo, Florida. The accompanying consolidated financial statements (the “Financial Statements”) for the interim periods ended December 31, 2013 and 2012 (the “Interim Period”) are i) prepared on the basis of accounting principles generally accepted in the United States, ii) conform in all material respects with accounting principles generally accepted in Canada, and iii) are unaudited, but in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, operations, and changes in financial results of the Interim Period.  The Financial Statements are not necessarily indicative of the results to be expected for the full year.  The Financial Statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements, and therefore should be read in conjunction with our audited financial statements for the year ended June 30, 2013. Additional information concerning us is contained in the Management Discussion and Analysis included in this quarterly report.

Basis of Consolidation

These consolidated financial statements include the accounts of Unilens Vision Inc. and its wholly-owned subsidiary, Unilens Corp. USA and its wholly-owned subsidiary, Unilens Vision Sciences Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2 — Stock-Based Compensation, Stock Options and Stock

Stock-based payments are recorded using the fair value method of accounting for stock options. There was no   stock compensation expense attributable to stock options charged against income for the fiscal quarters ended December 31, 2013 and 2012, since no options were granted during such periods and all options outstanding at the beginning of such periods were fully vested.

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

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
December 31, 2013

 (Unaudited)

The following table describes the number and the exercise price of options that have been granted, exercised, or cancelled under the Stock Option Plan approved on March 25, 2010 during the six month period ended December 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, beginning of year	140,000	$4.83	6.67 Years
Exercised	-
Granted
Directors/Employees	-
Consultants	-
Sub-total granted	-
Expired/cancelled	-
Outstanding, end of period	140,000	$4.83	6.17 Years
Options exercisable, end of period	140,000	$4.83	6.17 Years

As of December 31, 2013 we have 140,000 options outstanding and an additional 96,935 options available for future grants under the existing Incentive Stock Option Plan.

There was no cash proceeds, related to options exercised during the six months ended December 31, 2013, as no options were exercised.

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

As of December 31, 2013 the aggregate intrinsic value of options outstanding and options exercisable were both zero since the closing price of our common shares on the closest date to December 31, 2013 of $4.75 were less than the exercise price.

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

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
December 31, 2013

(Unaudited)

Note 4 — Inventories

	As of December 31, 2013	As of June 30, 2013
Raw materials	$279,345		$297,658
Work in progress	38,099		39,141
Finished goods	548,673		463,424
	866,117		800,223
Less allowance for obsolescence	13,090		14,207
	$853,027	$	$ 786,016

Note 5 — Supplemental Disclosure with Respect to Cash Flows

	Six Months Ended December 31, 2013	Six Months Ended December 31, 2012
Cash provided by (used in):
Accounts and royalties and other receivables	$94,498	$230,714
Inventories	(67,011)	(190,392)
Prepaid expenses and other assets	(58,777)	(94,684)
Accounts payable and accrued liabilities	(211,766)	61,394
Income taxes receivable	139,039	39,382
Change in working capital items	$(104,017)	$46,414

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
December 31, 2013

(Unaudited)

Note 6 — Revenue Information

All of our assets and operations are located in the United States in one business segment. Our revenues are derived from royalty income received from our exclusive agreement with Bausch + Lomb Incorporated (“Bausch + Lomb”), for the use of our patented multifocal designs and technology, and from sales from our specialty optical lens business, which manufactures and distributes optical products that use our proprietary design and manufacturing technology. Sales from our specialty optical lens business come from the following lens categories, for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Six Months Ended December 31, 2013	Six Months Ended December 31, 2012
Disposable lenses	$771,251	$763,469	$1,611,161	$1,584,194
Custom soft lenses	488,033	450,216	1,019,909	921,820
Gas permeable lenses	76,751	90,528	158,470	172,295
Replacement and other lenses	94,007	125,262	219,707	260,820
Total sales	$1,430,042	$1,429,475	$3,009,247	$2,939,129

Note 7 — Term Loan and Line of Credit

On May 23, 2012, the Company closed on a $3,500,000 5-year term loan facility and a $1,500,000 line of credit with Hancock Bank, which replaced the term loan facility and line of credit entered into with Regions Bank, on January 20, 2010, for the common stock repurchase of 2,188,861 shares of common stock at $3.15 per share from its then largest stockholder.

On October 4, 2013, the Company repurchased 618,522 shares of its common stock, representing approximately 26% of its total shares outstanding, from its largest outside stockholder, Baker Street Capital L.P. The aggregate purchase price was approximately $3.1 million, or $4.97 per share.  The repurchased shares were returned to the Company’s treasury and subsequently cancelled, leaving 1,750,832 shares outstanding.

The Company funded the 618,522 common stock share repurchase through a $3,300,000 expansion and modification of the existing term loan and line of credit provided by Hancock Bank. The term loan facility is amortized over a longer seven-year period, and the line of credit is reduced to a maximum of $750,000. Both the term loan and line of credit bear interest at a floating rate of 30-day LIBOR plus 3.5%.

Additional costs related to the expansion of the Hancock Bank term loan facility and line of credit, were $55,535, this, along with remaining unamortized loan costs are being amortized over the life of the amended 7-year term loan facility. The minimum existing monthly principal payments under the Hancock Bank term loan facility are $68,075, plus accrued interest. In addition to monthly principal payments, there is an Excess Earnings Recapture Covenant which could require principal term loan principal prepayments by an amount equal to fifty percent of excess cash flow after taxes and dividends based on a Debt Service Coverage Ratio of 1.50 to 1.00.

Monthly interest only payments are due under the Hancock Bank line of credit, with the maximum borrowings at any time not to exceed the lesser of (i) $750,000 or (ii) a sum equal to 85% of Eligible royalty receivables, plus 75% of Eligible Accounts Receivables plus 50% of Eligible Raw Material and Finished Goods Inventory. The maximum borrowing amount under this line of credit facility at December 31, 2013 was $750,000. The line of credit is renewed annually and matures on February 1, 2015.

The term loan and the line of credit are secured by a security interest in favor of Hancock Bank in our inventory, accounts receivable, general intangibles, cash and principal United States patent. Under the term loan facility and the line of credit, the Company is required to meet customary covenants regarding, among other things, tangible net worth, debt service coverage ratio, dividend distributions and the requirement of lender consent for significant transactions such as mergers, acquisitions, dispositions and other financings.

The Company was in compliance with all financial covenants, there were no additional term loan principal prepayments due, and there was an outstanding balance of $99,964 on the Hancock Bank line of credit, and $5,649,308 outstanding on the term loan at December 31, 2013.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
December 31, 2013

(Unaudited)

Note 8 — Other Assets

The Company provides optometric practitioners with in-office trial lenses to use in marketing programs to facilitate efficient and convenient fitting of contact lenses on their patients. These lenses are provided in fitting sets with our C-Vue trial lenses stored in a sturdy cabinet with the Unilens logo on it. We record the costs associated with the original fitting sets and cabinets to other long-term assets on our Condensed Consolidated Balance Sheet. We amortize such costs over their estimated useful lives to selling, general and administrative expense on our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit. At December 31, 2013 unamortized costs associated with the original fitting sets and cabinets, included in other long-term assets was $381,971.

Note 9 — Recent Accounting Standards

Recent codified pronouncements by the FASB are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 10 — Subsequent Events

On February 4, 2014, our Board of Directors declared our regular quarterly cash dividend, at the rate of $0.045 per common share, payable February 28, 2014, to stockholders of record at the close of business on February 14, 2014. This is the 30th consecutive quarterly cash dividend declared.

Report of Independent Registered Public Accounting Firm

Board of Directors

Unilens Vision Inc.

Largo, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Unilens Vision Inc. as of December 31, 2013 and the related condensed consolidated statements of income and changes in accumulated deficit for the three and six month periods ended December 31, 2013 and 2012 and the condensed consolidated statements of cash flows for the six month periods ended December 31, 2013 and 2012. These condensed consolidated financial statements are the responsibility of the management of Unilens Vision Inc.

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

February 14, 2014

Item 2 – Management’s Discussion & Analysis of Financial Condition and Results of Operations

The following management discussion and analysis (“MDA”) provides information on the activities of Unilens Vision Inc. and should be read in conjunction with our quarterly condensed consolidated financial statements and notes thereto for the three and six months ended December 31, 2013 (the “Financial Statements”), as well as our Annual Report on Form 10-K for the fiscal year June 30, 2013, filed with the Securities and Exchange Commission.  The Financial Statements have been prepared in United States dollars and in conformity with United States generally accepted accounting principles (“US GAAP”). Unless otherwise indicated, all dollar amounts disclosed in this MDA are expressed in United States Dollars.

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

Overview

We license, manufacture, distribute and market specialty optical lens products using our proprietary design and manufacturing technology. Our products are sold primarily in the United States solely to eye care professionals through in house sales representatives and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our specialty optical lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses. During both the three and six months ended December 31, 2013 the Company’s C-Vue disposable products accounted for approximately 54% of sales.

Sales of our specialty optical lens products accounted  for the largest percentage of our total revenues, constituting approximately 71% and 74% while royalty income derived from our exclusive license of our patented multifocal design to Bausch + Lomb was approximately 29% and 26% during the three and six months ended December 31, 2013.

Economic conditions in the United States have restrained our growth. We are however optimistic about the long-term outlook for the contact lens market and the specialty contact lens market, in particular.

Market demographics indicate that specialty contact lenses will continue to be the fastest growing segment of the contact lens market. Specialty contact lenses include multifocal, toric, toric multifocal and cosmetic lenses. We believe that our specialty disposal and custom soft lenses will grow over time due to market demographics favoring specialty lenses and our patented multifocal technology.

We believe market demographics favoring specialty contact lenses will continue to drive our revenue and earnings. In February 2013, we launched our silicone hydrogel disposable C-Vue® HydraVUE™ Multifocal contact lens for monthly replacement. The new product incorporates our highly developed, world-class patented multifocal design technology in a silicone hydrogel material, which offers the benefit of higher oxygen transmissibility for better eye health. In January 2011, we launched our C-VUE Advanced ® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. They are completely customizable, and feature a risk-free trial program, and sales have grown steadily during the 2012 and 2013 fiscal years and into the first half of the 2014 fiscal year.

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

We have a supply agreement with one supplier for the manufacture of our molded C-Vue multifocal lens. This agreement was amended in February 2013 to include silicone hydrogel multifocal lenses. Together these lenses account for a significant portion of our sales (approximately 46% during the 2014 second quarter). The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurance that it will continue to meet its obligations under our agreement or as to any renewal of our supply agreement.

Second Quarter Highlights

•         Sales for the second quarter of fiscal 2014 were $1.4 million, flat when compared to the second quarter of fiscal 2013. Disposal lens sales increased 1.0% while the custom soft lens sales category increased 8.4%.

•         Royalty revenue improved for the first time in the last six quarters, showing a modest increase 0.7% compared to the second quarter of fiscal 2013, resulting in a total revenue increase of 0.2% to $2.0 million.

•         Operating expenses increased 2.5% compared to the second quarter of fiscal 2013, primarily due to increases in administration expenses from expense timing differences.

•         Interest expense doubled when compared to the second quarter of fiscal 2013, due to higher debt levels from the stock repurchase in early October 2013.

•         Operating income decreased 8.0% compared to the second quarter of fiscal 2013.

•         Earnings per share were $0.12 compared to $0.11 in the second quarter of fiscal 2013 on lesser shares due to the stock repurchase.

•         Paid our 29th consecutive quarterly dividend, at $0.045 per share in November 2013. On February 4, 2014 we declared our 30th consecutive quarterly dividend, at an annual rate of $0.18 per share or $0.045 per share quarterly, a dividend yield of 3.4% based on the January month end closing price of $5.32.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of total revenues:

	Three Months Ended December 31				Six Months Ended December 31
	2013		2012		2013		2012
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues	2,016,702	100.0	2,012,049	100.0	4,075,521	100.0	4,050,660	100.0
Operating costs and expenses	1,642,746	81.5	1,605,648	79.8	3,369,246	82.7	3,233,051	79.8
Operating income	373,956	18.5	406,401	20.2	706,275	17.3	817,609	20.2
Other non-operating items	(55,307)	(2.7)	(27,560)	(1.4)	(78,018)	(1.9)	(56,987)	(1.4)
Income before income tax expense	318,649	15.8	378,841	18.8	628,257	15.4	760,622	18.8

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of sales:

	Three Months Ended December 31				Six Months Ended December 31
	2013		2012		2013		2012
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Sales	1,430,042	100.0	1,429,475	100.0	3,009,247	100.0	2,939,129	100.0
Cost of sales	918,848	64.3	899,696	62.9	1,889,867	62.8	1,790,462	60.9
Sales and marketing	376,012	26.3	384,083	26.9	752,286	25.0	755,038	25.7
Administration	325,150	22.7	301,423	21.1	682,935	22.7	647,091	22.0
Research and development	22,736	1.6	20,446	1.4	44,158	1.5	40,460	1.4

Second Quarter

During the three months ended December 31, 2013 (the “Current Quarter”) we earned income before tax of $318,649 compared to income before tax of $378,841 for the three months ended December 31, 2012 (the “Prior Quarter”).  The decrease in income before tax during the Current Quarter of $60,192 was primarily from, (i) a decrease in gross margin of $18,585, primarily from one-time manufacturing repairs during the quarter  (ii) excluding cost of sales, an increase in expenses of $17,946 as described below, (iii) an increase in other items primarily interest expense, and other income of $27,747 and (iv)a slight increase in royalty income from Bausch + Lomb of $4,086 to $586,660 in the Current Quarter as compared to $582,574 in the Prior Quarter, the first quarterly increase in the last year and a half.

After recording income tax expense of $111,230, we had net income of $207,419 or $0.12 per diluted share for the Current Quarter. In comparison, in the Prior Quarter we had net income of $253,935 or $0.11 per diluted share after recording income tax expense of $124,906. The number of diluted shares for the Current Quarter, after the 618,522 common stock repurchase was 1,777,724 compared to 2,369,354 in the Prior Quarter.

Sales during the Current Quarter were $1,430,042 an increase of $567, as compared to sales of $1,429,475 during the Prior Quarter. The disposable lens category increased by 1.0% as sales of our of our new silicone hydrogel disposable C-Vue HydraVUE lens launched at the end of February 2013, helped stabilize the category, offsetting the decrease in our older C-Vue disposable multifocal lenses which continue to be affected by competition from newer competitor product offerings and promotional programs. Our custom soft lens category increased by 8.4%, primarily due to increased demand for our C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement, launched almost two years ago in January of 2011. Our  gas permeable lens category decreased l5.2% primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased 25.0% due to the expected decline in product lines that are nearing the end of their life cycle.

Gross margin was down 1.3% at 35.8% in the Current Quarter compared to 37.1% in the Prior Quarter due primarily to a one-time manufacturing repair costs, offset some by manufacturing improvements implemented a year ago, and product mix.

During the Current Quarter, as compared to the Prior Quarter, expenses increased 2.5% or $17,946. As a percentage of sales, expenses increased 1.2%, to 50.6% compared to 49.4% in the Prior Quarter. Administrative expenses increased $23,727 primarily from the timing of tax accounting fees in the second quarter this year which occurred in the third quarter last year, and from increases in consulting and legal fees offset by lower rental expense. Sales and marketing expenses decreased $8,071 primarily due to decreases in payroll mainly sales commissions paid and related expenses, while research and development expenses increased $2,290 during the Current Quarter, as compared to the Prior Quarter.

We record income tax and income taxes payable at the statutory rates. During the Current Quarter and the Prior Quarter we recorded income tax expense of $111,230 and $124,906, respectively. The effective tax rate for the Current Quarter and Prior Quarter was 34.9% and 33.0%, respectively

Six Months

During the six months ended December 31, 2013 (the “Current Year”) we earned income before tax of $628,257 compared to income before tax of $760,622 for the six months ended December 31, 2012 (the “Prior Year”).  The decrease in income before tax during the Current Year of $132,365 was from the decrease in royalty income from Bausch + Lomb of $45,257 to $1,066,274 in the Current Year as compared to $1,111,531 in the Prior Year, (ii) a decrease in gross margin of $29,287 from one-time manufacturing repair costs during the second quarter (iii) excluding cost of sales, an increase in expenses of $36,790 as described below, and (iv) a increase in other items primarily interest expense, and other income of $21,031. After recording income tax expense of $206,277, we had net income of $421,980 or $0.20 per diluted share for the Current Year. In comparison, in the Prior Year we had net income of $508,939 or $0.21 per diluted share after recording income tax expense of $251,683. The number of diluted shares for the Current Year, after the 618,522 common stock repurchase was 2,073,539 compared to 2,369,354 in the Prior Year.

Sales during the Current Year were $3,009,247, an increase of $70,118 (2.4%), as compared to sales of $2,939,129 during the Prior Year. The disposable lens category increased 1.7% as sales of our of our new silicone hydrogel disposable C-Vue HydraVUE lens continue to help stabilize the category, offsetting the decrease in our older C-Vue disposable multifocal lenses which continue to be affected by competition from newer competitor product offerings and promotional programs. Our custom soft lens category increased by 10.6%, primarily due to increased demand of our new C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. Our  gas permeable lens category decreased 8.0% primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased as expected by 15.8% due to the expected decline in product lines that are nearing the end of their life cycle, offset some by sales increases for Unilens replacement products due to the discontinuation of replacement lens products from several of our competitors.

Gross margin was down 1.9% at 37.2% in the Current Quarter compared to 39.1% in the Prior Quarter due primarily to the second quarter one-time manufacturing repair cost, offset some by manufacturing improvements implemented a year ago and product mix.

During the Current Year, as compared to the Prior Year, expenses increased 2.6% or $36,790. Administrative expenses increased $35,844, primarily from the timing of tax accounting fees in the second quarter this year which occurred in the third quarter last year, and from increases in consulting and legal fees offset by lower rental expense. Sales and marketing expenses decreased $2,752 primarily due to decreases in payroll mainly sales commissions paid and related expenses, while research and development expenses increased $3,698 during the Current Year, as compared to the Prior Year.

We record income tax and income taxes payable at the statutory rates. During the Current Year and the Prior Year we recorded income tax expense of $206,277 and $251,683, respectively. The effective tax rate for the Current Year and Prior Year was 32.8% and 33.1%, respectively

Liquidity and Capital Resources

Cash and cash equivalents were $30,809 at December 31, 2013 compared to $ 140,182 at June 30, 2013.  The following is a summary of the change in our cash and cash equivalents:

	December 31,
	2013	2012
Net cash provided by operating activities	$464,198	$628,302
Net cash used in investing activities	(82,163)	(92,644)
Net cash used in financing activities	(491,408)	(644,683)
Net decrease in cash and cash equivalents	$(109,373)	$(109,025)

As of December 31, 2013, we had working capital of $252,082 representing a decrease of $114,039 from our working capital at June 30, 2013. The decrease in working capital were primarily due to decreases in accounts receivable and income taxes receivables, and additional current borrowings from the amended term loan, offset by increases in prepaid expenses and inventory.

During the six months ended December 31, 2013, we generated $464,198 positive cash from operations representing a decrease of $164,104 from $628,302 generated during the Prior Year. The decrease was primarily from decreases in accounts payable and accrued expenses and a smaller decrease in accounts receivable offset by smaller increases in inventory and other assets and the income tax refund received.

Investing activities for the Current Year were for the purchase of capital additions. Cash used for these capital additions was $82,163 a decrease of $10,481 from $92,644 cash capital additions in the Prior Year. Total capital additions in the Current Year, including non-cash additions of $42,335 are for manufacturing equipment, the web site shopping cart project and capitalized process improvement and leasehold improvements. The total capital additions in the Prior Year were primarily for manufacturing equipment and capitalized process improvement and leasehold improvements.

Financing activities during the Current Year consisted of the October 4, 2013 funding of the 618,522 common stock share repurchase with a $3,300,000 expansion and modification of the existing term loan provided by Hancock Bank. The expanded term loan facility now has monthly principal payments of $68,075, amortizes over a longer seven-year period, bears interest at a floating rate of 30-day LIBOR plus 3.5% and continues to be secured by certain assets of the Company. During the Current Year principal repayments were $311,150 on the term loan facility and $36 on the line of credit, compared to term loan and line of credit repayments of $350,000 and $81,441 in the Prior Year. In addition financing activities in the Current Year and Prior Year include payments of $185,409 and 213,242, respectively for dividends to our stockholders. There was $209,000 cash income taxes paid during the Current Year compared to $236,000 paid in the Prior Year. An addition, an income tax refund was received in the Current Quarter for $214,963.

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

There have been no changes to our critical accounting policies during the six months of fiscal 2014.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2013 Form 10-K.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Our market risks in the normal course of business are related to changes in interest rates, which at December 31, 2013 are similar to those disclosed in the 2013 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Item 2 –  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

None

Item 5 – Other Information

None

Item 6 – Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) or Furnished (‡) Herewith (as indicated)
3.1	Memorandum, Certificate of Incorporation and Articles of Association of Unilens Vision Inc. (British, Columbia)	20-F	001-17861	3.1	07/03/1989
3.2	Certificate of Incorporation Unilens Vision Inc. (Delaware)	10-K	001-17861	3.2	09/28/2010
3.3	Unilens Vision Inc. By-Laws (Delaware)	10-K	001-17861	3.3	09/28/2010
10.1	Amended and Restated Credit and Security Agreement	8-K	000-17861	10.1	10/08/2013
10.2	Commercial Term Note	8-K	000-17861	10.2	10/08/2013
10.3	Commercial Revolving Line of Credit Note	8-K	000-17861	10.3	10/08/2013
10.4	Loan Modification and Extension Agreement	8-K	000-17861	10.4	10/08/2013
10.5	Stock Purchase Agreement	8-K	000-17861	10.5	10/082013
31.1	Certification of Michael J. Pecora pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Leonard F. Barker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Michael J. Pecora pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification of Leonard F. Barker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNILENS VISION INC.
(Registrant)

Date: February 14, 2014	By	/s/Michael J. Pecora
	Name:	Michael J. Pecora
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2014	By	/s/Leonard F. Barker
	Name:	Leonard F. Barker
	Title:	Vice President, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)