Form 10-Q
period 2014-03-31
UNILENS VISION INC
filed 2014-05-15
CIK 852564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

As of May15, 2014 there were 1,750,832 outstanding shares of common stock.

UNILENS VISION INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2014

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

UnilensVision Inc.

Condensed Consolidated Balance Sheets

March 31, 2014 (Unaudited) and June 30, 2013

	March 31, 2014	June 30, 2013
ASSETS
Current
Cash and cash equivalents	$ 114,457	$ 140,182
Accounts receivable, net of allowance of $40,457 and $71,979 at March 31, 2014 and June 30, 2013, respectively	777,441	740,040
Royalties and other receivables	614,634	474,547
Inventories	731,526	786,016
Prepaid expenses	92,962	53,272
Income taxes receivable	-	211,952
Deferred loan costs – current	14,105	11,853
Deferred tax asset – current	116,200	133,100
Total current assets	2,461,325	2,550,962
Property, plant, and equipment, net of accumulated depreciation of $5,234,709 and $5,079,025 at March 31, 2014 and June 30, 2013, respectively	928,918	959,466
Deferred loan costs	77,575	34,308
Other assets	514,951	563,271
Total assets	$ 3,982,769	$ 4,108,007

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable	$ 398,056	$ 532,891
Accrued wages and employee benefits	275,101	287,455
Deferred income	453,263	503,540
Other accrued liabilities	63,596	60,955
Income taxes payable	117,312	-
Line of credit	99,964	100,000
Note payable – current	816,900	700,000
Total current liabilities	2,224,192	2,184,841
Accrued wages and employee benefits	124,846	124,561
Note payable – long-term	4,628,183	2,041,667
Deferred tax liability	231,500	239,300
Total liabilities	7,208,721	4,590,369
Stockholders’ deficit
Capital stock
Preferred shares, par value $0.001 per share; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common shares, par value $0.001 per share; 30,000,000 shares authorized; shares issued and outstanding 1,750,832 and 2,369,354	1,751	2,369
Additional paid-in capital	17,129,212	20,286,663
Deficit	(20,356,915)	(20,771,394)
Total stockholders’ deficit	(3,225,952)	(482,362)
Total liabilities and stockholders’ deficit	$ 3,982,769	$ 4,108,007

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

UnilensVision Inc.

Condensed Consolidated Statements of Incomeand Changes in Accumulated Deficit

For Three and Nine Months Ended March 31, 2014 and 2013

 (Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Nine Months Ended March 31, 2014	Nine Months Ended March 31, 2013
Revenues:
Sales	$ 1,539,250	$ 1,515,688	$ 4,548,497	$ 4,454,817
Royalty income	579,142	512,006	1,645,416	1,623,537
Total revenues	2,118,392	2,027,694	6,193,913	6,078,354
Operating costs and expenses:
Cost of sales	963,738	951,552	2,853,605	2,742,014
Sales and marketing	404,541	422,655	1,156,827	1,177,693
Administration	293,083	319,150	976,018	966,241
Research and development	21,004	22,327	65,162	62,787
Total operating costs and expenses	1,682,366	1,715,684	5,051,612	4,948,735
Operating income	436,026	312,010	1,142,301	1,129,619
Other non-operating items:
Other income	3,166	3,455	9,937	6,611
Net interest expense	(56,371)	(27,312)	(141,160)	(87,455)
Total other non-operating items:	(53,205)	(23,857)	(131,223)	(80,844)
Income before income tax expense	382,821	288,153	1,011,078	1,048,775
Income tax expense	126,125	93,426	332,402	345,109
Net income for the period	256,696	194,727	678,676	703,666
Deficit, beginning of period	(20,534,823)	(20,881,838)	(20,771,394)	(21,177,535)
Dividends paid	(78,788)	(106,622)	(264,197)	(319,864)
Deficit, end of period	$ (20,356,915)	$ (20,793,733)	$ (20,356,915)	$ (20,793,733)
Net income per common share:
Basic	$ 0.15	$ 0.08	$ 0.34	$ 0.30
Diluted	$ 0.15	$ 0.08	$ 0.34	$ 0.30
Weighted average number of common shares
outstanding during the period:
Basic	1,750,832	2,369,354	1,967,540	2,369,354
Effect of dilutive options	17,703	-	5,901	-
Diluted	1,768,535	2,369,354	1,973,441	2,369,354

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

UnilensVision Inc.

Condensed Consolidated Statements of Cash Flows

For Nine Months Ended March 31, 2014 and 2013

(Unaudited)

	Nine Months Ended March 31, 2014	Nine Months Ended March 31, 2013
Cash Flows from Operating Activities
Net income for the period	$ 678,676	$ 703,666
Items not affecting cash:
Depreciation and amortization	155,684	151,430
Deferred tax (benefit) expense	9,100	9,800
Purchase of fitting sets and cabinets net of amortization	(25,141)	0
Change in working capital items	13,179	12,414
Net cash provided by operating activities	831,498	877,310
Cash Flows from Investing Activities
Purchase of property, plant and equipment and other assets	(82,802)	(143,580)
Net cash used in investing activities	(82,802)	(143,580)
Cash Flows from Financing Activities
Repayment of borrowings under term loan	(515,375)	(525,000)
Net repayments under line of credit	(36)	(81,441)
Borrowings under amended term loan	3,218,791	0
Loan refinancing costs	(55,535)	0
Common stock repurchased	(3,158,069)	0
Common stock dividends paid	(264,197)	(319,864)
Net cash used in financing activities	(774,421)	(926,305)
Change in cash and cash equivalents during the period	(25,725)	(192,575)
Cash and cash equivalents, beginning of period	140,182	374,977
Cash and cash equivalents, end of period	$ 114,457	$ 182,402
Supplemental cash flow disclosure information:
Cash paid during the period for interest	$ 118,226	$ 79,061
Cash paid during the period for income taxes	$ 209,000	$ 365,000
Cash received during the period from income tax refund	$ 214,963	$ 0

                        Non-cash disclosure of financing activities:

                        Non-cash disclosure of financing activities:

                  During the nine months ended March 31, 2014, the Company reclassed approximately $42,000 of manufacturing equipment from other assets to property, plant and equipment.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

UnilensVision Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014

(Unaudited)

Note 1 — Basis of Presentation and Consolidation

Basis of Presentation

UnilensVision Inc. operates through our wholly-owned subsidiary, Unilens Corp. USA, located in Largo, Florida. The accompanying condensed consolidated financial statements (the “Financial Statements”) for the interim periods ended March 31, 2014 and 2013 (the “Interim Period”) are i) prepared on the basis of accounting principles generally accepted in the United States, ii) conform in all material respects with accounting principles generally accepted in Canada, and iii) are unaudited, but in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, operations, and changes in financial results of the Interim Period.  The Financial Statements are not necessarily indicative of the results to be expected for the full year.  The Financial Statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements, and therefore should be read in conjunction with our audited financial statements for the year ended June 30, 2013. Additional information concerning us is contained in the Management Discussion and Analysis included in this quarterly report.

Basis of Consolidation

These consolidated financial statements include the accounts of Unilens Vision Inc. and its wholly-owned subsidiary, Unilens Corp. USA and its wholly-owned subsidiary, Unilens Vision Sciences Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2 — Stock-Based Compensation, Stock Options and Stock

Stock-based payments are recorded using the fair value method of accounting for stock options. There was no stock compensation expense attributable to stock options charged against income for the fiscal quarters ended March 31, 2014 and 2013, since no options were granted during such periods and all options outstanding at the beginning of such periods were fully vested.

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

UnilensVision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2014

 (Unaudited)

The following table describes the number and the exercise price of options that have been granted, exercised, or cancelled under the Stock Option Plan approved on March 25, 2010 during the nine month period ended March 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, beginning of year	140,000	$4.83	6.67 Years
Exercised	-
Granted
Directors/Employees	-
Consultants	-
Sub-total granted	-
Expired/cancelled	-
Outstanding, end of period	140,000	$4.83	5.92 Years
Options exercisable, end of period	140,000	$4.83	5.92 Years

As of March 31, 2014 we have 140,000 options outstanding and an additional 96,935 options available for future grants under the existing Incentive Stock Option Plan.

There was no cash proceeds, related to options exercised during the nine months ended March 31, 2014, as no options were exercised.

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

As of March 31, 2014 the aggregate intrinsic value of options outstanding and options exercisable was $210,000 based on the closing price of our common shares on the closest date to March 31, 2014 of $6.33.

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

UnilensVision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2014

(Unaudited)

Note 4 — Inventories

	As of March 31, 2014	As of June 30, 2013
Raw materials	$ 242,674	$ 297,658
Work in progress	44,806	39,141
Finished goods	457,538	463,424
	745,018	800,223
Less allowance for obsolescence	13,492	14,207
	$ 731,526	$ 786,016

Note 5 — Supplemental Disclosure with Respect to Cash Flows

	Nine Months Ended March 31, 2014	Nine Months Ended March 31, 2013
Cash provided by (used in):
Accounts and royalties and other receivables	$ (177,487)	$ 94,494
Inventories	54,490	(146,784)
Prepaid expenses and other assets	1,453	(370,419)
Accounts payable and accrued liabilities	(194,541)	464,814
Income taxes receivable	329,264	(29,691)
Change in working capital items	$ 13,179	$ 12,414

Note 6 — Revenue Information

All of our assets and operations are located in the United States in one business segment. Our revenues are derived from royalty income received from our exclusive agreement with Bausch + Lomb Incorporated (“Bausch + Lomb”), for the use of our patented multifocal designs and technology, and from sales from our specialty optical lens business, which manufactures and distributes optical products that use our proprietary design and manufacturing technology. Sales from our specialty optical lens business come from the following lens categories, for the three and nine months ended March 31, 2014 and 2013:

UnilensVision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2014

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Nine Months Ended March 31, 2014	Nine Months Ended March 31, 2013
Disposable lenses	$804,303	$832,648	$2,415,464	$2,416,842
Custom soft lenses	562,933	460,544	1,582,842	1,382,364
Gas permeable lenses	73,780	90,175	232,250	262,470
Replacement and other lenses	98,234	132,321	317,941	393,141
Total sales	$1,539,250	$1,515,688	$4,548,497	$4,454,817

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

Monthly interest only payments are due under the Hancock Bank line of credit, with the maximum borrowings at any time not to exceed the lesser of (i) $750,000 or (ii) a sum equal to 85% of Eligible royalty receivables, plus 75% of Eligible Accounts Receivables plus 50% of Eligible Raw Material and Finished Goods Inventory. The maximum borrowing amount under this line of credit facility at March 31, 2014 was $750,000. The line of credit is renewed annually and matures on February 1, 2015.

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

The Company was in compliance with all financial covenants, there were no additional term loan principal prepayments due, and there was an outstanding balance of $99,964 on the Hancock Bank line of credit, and $5,445,083 outstanding on the term loan at March 31, 2014.

UnilensVision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2014

(Unaudited)

Note 8 — Other Assets

The Company provides optometric practitioners with in-office trial lenses to use in marketing programs to facilitate efficient and convenient fitting of contact lenses on their patients. These lenses are provided in fitting sets with our C-Vue trial lenses stored in a sturdy cabinet with the Unilens logo on it. We record the costs associated with the original fitting sets and cabinets to other long-term assets on our Condensed Consolidated Balance Sheet. We amortize such costs over their estimated useful lives to selling, general and administrative expense on our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit. At March 31, 2014 unamortized costs associated with the original fitting sets and cabinets, included in other long-term assets was $374,983.

Note 9 — Recent Accounting Standards

Recent codified pronouncements by the FASB are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 10 — Subsequent Events

On May 1, 2014, our Board of Directors declared our regular quarterly cash dividend, at the rate of $0.045 per common share, payable May 23, 2014, to stockholders of record at the close of business on May 12, 2014. This is the 31st consecutive quarterly cash dividend declared.

Report of Independent Registered Public Accounting Firm

Board of Directors

UnilensVision Inc.

Largo, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Unilens Vision Inc. as of March 31, 2014 and the related condensed consolidated statements of income and changes in accumulated deficit for the three and nine month periods ended March 31, 2014 and 2013 and the condensed consolidated statements of cash flows for the nine month periods ended March 31, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the management of Unilens Vision Inc.

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

Tampa, Florida
May 15, 2014

Item 2 – Management’s Discussion & Analysis of Financial Condition and Results of Operations

The following management discussion and analysis (“MDA”) provides information on the activities of Unilens Vision Inc. and should be read in conjunction with our quarterly condensed consolidated financial statements and notes thereto for the three and nine months ended March 31, 2014 (the “Financial Statements”), as well as our Annual Report on Form 10-K for the fiscal year June 30, 2013, filed with the Securities and Exchange Commission.  The Financial Statements have been prepared in United States dollars and in conformity with United States generally accepted accounting principles (“US GAAP”). Unless otherwise indicated, all dollar amounts disclosed in this MDA are expressed in United States Dollars.

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

Overview

We license, manufacture, distribute and market specialty optical lens products using our proprietary design and manufacturing technology. Our products are sold primarily in the United States solely to eye care professionals through in house sales representatives and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our specialty optical lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses. During the three and nine months ended March 31, 2014 the Company’s C-Vue disposable products accounted for approximately 52% and 53% of sales.

Sales of our specialty optical lens products accounted for the largest percentage of our total revenues, constituting approximately 73% and 73% while royalty income derived from our exclusive license of our patented multifocal design to Bausch + Lomb was approximately 27% and 27% during the three and nine months ended March 31, 2014.

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

We believe market demographics favoring specialty contact lenses will continue to drive our revenue and earnings. In February 2013, we launched our silicone hydrogel disposable C-Vue® HydraVUE™ Multifocal contact lens for monthly replacement. The new product incorporates our highly developed, world-class patented multifocal design technology in a silicone hydrogel material, which offers the benefit of higher oxygen transmissibility for better eye health. In January 2011, we launched our C-VUE Advanced®HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. They are completely customizable, and feature a free trial program, and sales have grown steadily during the 2012 and 2013 fiscal years and into the third quarter of fiscal year 2014.

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

We have a supply agreement with one supplier for the manufacture of our molded C-Vue multifocal lens. This agreement was amended in February 2013 to include silicone hydrogel multifocal lenses. Together these lenses account for a significant portion of our sales (approximately 42% during the 2014 third quarter). The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurance that it will continue to meet its obligations under our agreement or as to any renewal of our supply agreement.

Third Quarter Highlights

•

Sales for the third quarter of fiscal 2014 were $1.5 million, 1.6% higher when compared to the third quarter of fiscal 2013. Disposal lens sales were down 3.4%, while the custom soft lens sales category increased 22.2%.

•

Royalty revenue improved again over last year for the second time this fiscal year and for two quarters in a row, showing a 13.1% increase compared to the third quarter of fiscal 2013, resulting in a total revenue increase of 4.5% to $2.1 million.

•

Operating expenses decreased 6.0% compared to the third quarter of fiscal 2013, primarily due to decreases in administration expenses from expense timing differences and the deletion of certain exchange listing fee  expenses.

•

Interest expense more than doubled when compared to the third quarter of fiscal 2013, due to higher debt levels from the stock repurchase in early October 2013.

•

Operating income increased 39.7% compared to the third quarter of fiscal 2013.

•

Earnings per share were $0.15 compared to $0.08 in the third quarter of fiscal 2013 on 25% lesser shares due to the stock repurchase.

•

Paid our 30th consecutive quarterly dividend, at $0.045 per share in February 2014. On May 1, 2014 we declared our 31st consecutive quarterly dividend, at an annual rate of $0.18 per share or $0.045 per share quarterly, a dividend yield of 2.9% based on the April month end closing price of $6.30.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of total revenues:

	Three Months Ended March 31				Nine Months Ended March 31
	2014		2013		2014		2013
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues	$2,118,392	100.0	2,027,694	100.0	6,193,913	100.0	6,078,354	100.0
Operating costs and expenses	$1,682,366	79.4	1,715,684	84.6	5,051,612	81.6	4,948,735	81.4
Operating income	$436,026	20.6	312,010	15.4	1,142,301	18.4	1,129,619	18.6
Other non-operating items	$(53,205)	(2.5)	(23,857)	(1.2)	(131,223)	(2.1)	(80,844)	(1.3)
Income before income tax expense	$382,821	18.1	288,153	14.2	1,011,078	16.3	1,048,775	17.3

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of sales:

	Three Months Ended March 31				Nine Months Ended March 31
	2014		2013		2014		2013
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Sales	$1,539,250	100.0	1,515,688	100.0	4,548,497	100.0	4,454,817	100.0
Cost of sales	$963,738	62.6	951,552	62.8	2,853,605	62.7	2,742,014	61.6
Sales and marketing	$404,541	26.3	422,655	27.9	1,156,827	25.4	1,177,693	26.4
Administration	$293,083	19.0	319,150	21.1	976,018	21.5	966,241	21.7
Research and development	$21,004	1.4	22,327	1.5	65,162	1.4	62,787	1.4

Third Quarter

During the three months ended March 31, 2014 (the “Current Quarter”) we earned income before tax of $382,821 compared to income before tax of $288,153 for the three months ended March 31, 2013 (the “Prior Quarter”).  The increase in income before tax during the Current Quarter of $94,668 was primarily from, (i) a increase in gross margin of $11,376, primarily from higher margin sales during the quarter  (ii) excluding cost of sales, a decrease in expenses of $45,504 as described below, (iii) an increase in other items primarily interest expense, and other income of $29,348 and (iv) an increase in royalty income from Bausch + Lomb of $67,136 to $579,142 in the Current Quarter as compared to $512,006 in the Prior Quarter, the second consecutive quarterly increase compared to last year.

After recording income tax expense of $126,125, we had net income of $256,696 or $0.15 per diluted share for the Current Quarter. In comparison, in the Prior Quarter we had net income of $194,727 or $0.08 per diluted share after recording income tax expense of $93,426. The number of diluted shares for the Current Quarter, after the 618,522 common stock repurchase in early October 2013 was 1,768,535 compared to 2,369,354 in the Prior Quarter.

Sales during the Current Quarter were $1,539,250 an increase of $23,562, as compared to sales of $1,515,688 during the Prior Quarter. The disposable lens category decreased by 3.4% as sales of our of our silicone hydrogel disposable C-Vue HydraVUE lens launched at the end of February 2013, continued to help stabilize the category, offsetting the decrease in our older C-Vue disposable multifocal lenses which continue to be affected by competition from newer competitor product offerings and promotional programs. Our custom soft lens category increased by 22.2%, primarily due to increased demand for our C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement, launched almost two years ago in January of 2011. Our gas permeable lens category decreased l8.2% primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased 25.8% due to the expected decline in product lines that are nearing the end of their life cycle.

Gross margin was up slightly 0.2% at 37.4% in the Current Quarter compared to 37.2% in the Prior Quarter due  to manufacturing improvements implemented a year ago, and product mix.

During the Current Quarter, as compared to the Prior Quarter, expenses decreased 6.0% or $45,504. As a percentage of sales, expenses decreased 3.7%, to 46.7% compared to 50.4% in the Prior Quarter. Administrative expenses decreased $26,067 primarily from the timing of tax accounting fees in the second quarter this year compared to the third quarter last year, and from decreases from lower rental expense. Sales and marketing expenses decreased $18,114 primarily due to higher costs last year related the launch of our new silicone hydrogel disposable C-Vue HydraVUE lens, while research and development expenses decreased $1,323 during the Current Quarter, as compared to the Prior Quarter.

We record income tax and income taxes payable at the statutory rates. During the Current Quarter and the Prior Quarter we recorded income tax expense of $126,125 and $93,426, respectively. The effective tax rate for the Current Quarter and Prior Quarter was 33.0% and 32.4%, respectively.

Nine Months

During the nine months ended March 31, 2014 (the “Current Year”) we earned income before tax of $1,011,078 compared to income before tax of $1,048,775 for the nine months ended March 31, 2013 (the “Prior Year”).  The decrease in income before tax during the Current Year of $37,697 was primarily from (i) a decrease in gross margin of $17,911 from one-time manufacturing repair costs during the second quarter and sales mix (ii) excluding cost of sales, an decrease in expenses of $8,714 as described below, and (iii) a increase in other items primarily interest expense, and other income of $50,379 and (iv) an increase in royalty income from Bausch + Lomb of $21,879 to $1,645,416 in the Current Year as compared to $1,623,537 in the Prior Year.

After recording income tax expense of $332,402, we had net income of $678,676 or $0.34 per diluted share for the Current Year. In comparison, in the Prior Year we had net income of $703,666 or $0.30 per diluted share after recording income tax expense of $345,109. The number of diluted shares for the Current Year, after the 618,522 common stock repurchase was 1,973,441 compared to 2,369,354 in the Prior Year.

Sales during the Current Year were $4,548,497, an increase of $93,680 (2.1%), as compared to sales of $4,454,817 during the Prior Year. The disposable lens category was flat, decreasing .01% as sales of our of our new silicone hydrogel disposable C-Vue HydraVUE lens continues to help stabilize the category, offsetting the decrease in our older C-Vue disposable multifocal lenses which continue to be affected by competition from newer competitor product offerings and promotional programs. Our custom soft lens category increased by 14.5%, primarily due to increased demand of our new C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. Our gas permeable lens category decreased 11.5% primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased as expected by 19.1% due to the expected decline in product lines that are nearing the end of their life cycle, offset some by sales increases for Unilens replacement products due to the discontinuation of replacement lens products from several of our competitors.

Gross margin was down 1.1% at 37.3% in the Current Year compared to 38.4% in the Prior Year due primarily to the second quarter one-time manufacturing repair cost, offset some by manufacturing improvements implemented a year ago and product mix.

During the Current Year, as compared to the Prior Year, expenses decreased 0.4% or $8,714. Administrative expenses increased $9,777, primarily from increases in consulting and legal fees offset by lower rental expense. Sales and marketing expenses decreased $20,866 primarily due to decreases in payroll mainly sales commissions paid and related expenses versus higher costs last year related the launch of our new silicone hydrogel disposable C-Vue HydraVUE lens, while research and development expenses increased $2,375 during the Current Year, as compared to the Prior Year.

We record income tax and income taxes payable at the statutory rates. During the Current Year and the Prior Year we recorded income tax expense of $332,402 and $345,109, respectively. The effective tax rate for both the Current Year and Prior Year was 32.9%.

Liquidity and Capital Resources

Cash and cash equivalents were $114,457 at March 31, 2014 compared to $ 140,182 at June 30, 2013.  The following is a summary of the change in our cash and cash equivalents:

	March 31,
	2014	2013
Net cash provided by operating activities	$831,498	$877,310
Net cash used in investing activities	(82,802)	(143,580)
Net cash used in financing activities	(774,421)	(926,305)
Net decrease in cash and cash equivalents	$(25,725)	$(192,575)

As of March 31, 2014, we had working capital of $237,133 representing a decrease of $128,988 from our working capital at June 30, 2013. The decrease in working capital was primarily due to net decreases in income tax receivables and payables, offset by increases in royalty and accounts receivables.

During the nine months ended March 31, 2014, we generated $831,498 positive cash from operations representing a decrease of $45,812 from $877,310 generated during the Prior Year. The decrease was primarily from decreases in accounts payable and accrued expenses, increases in accounts receivables, offset by an decrease in inventory, an increase in income taxes payable and the income tax refund received.

Investing activities for the Current Year were for the purchase of capital additions. Cash used for these capital additions was $82,802 a decrease of $60,778 from $143,580 cash capital additions in the Prior Year. Total capital additions in the Current Year, including non-cash additions of $42,335 are for manufacturing equipment, the web site shopping cart project and capitalized process improvement and leasehold improvements. The total capital additions in the Prior Year were primarily for manufacturing equipment and capitalized process improvement and leasehold improvements.

Financing activities during the Current Year consisted of the October 4, 2013 funding of the 618,522 common stock share repurchase with a $3,300,000 expansion and modification of the existing term loan provided by Hancock Bank. The expanded term loan facility now has monthly principal payments of $68,075, amortizes over a longer seven-year period, bears interest at a floating rate of 30-day LIBOR plus 3.5% and continues to be secured by certain assets of the Company. During the Current Year principal repayments were $515,375 on the term loan facility and $36 on the line of credit, compared to term loan and line of credit repayments of $525,000 and $81,441 in the Prior Year. In addition financing activities in the Current Year and Prior Year include payments of $264,197 and 319,864, respectively for dividends to our stockholders. There was $209,000 cash income taxes paid during the Current Year compared to $365,000 paid in the Prior Year. An addition, an income tax refund was received in the Second Quarter for $214,963.

Critical Accounting Policies & Estimates

This Management’s Discussion and Analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires usto make certain estimates and apply judgment. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our consolidated financial statements.  While we believe the historical experience, current trends and other factors considered, support the preparation of our consolidated financial statements in conformity with generally accepted accounting principles, actual results could differ from our estimates, and such differences could be material.

There have been no changes to our critical accounting policies during the nine months of fiscal 2014.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2013 Form 10-K.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Our market risks in the normal course of business are related to changes in interest rates, which at March 31, 2014 are similar to those disclosed in the 2013 Annual Report on Form 10-K.

Item 4– Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Item 3 – Defaults UponSenior Securities

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

UNILENS VISION INC. (Registrant)

Date: May 15, 2014	By	/s/Michael J. Pecora
	Name:	Michael J. Pecora
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	By	/s/Leonard F. Barker
	Name:	Leonard F. Barker
	Title:	Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)