Form 10-K
period 2014-06-30
UNILENS VISION INC
filed 2014-09-29
CIK 852564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

As of December 31, 2013, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date of $4.75, was approximately $7,936,690.

As of September 29, 2014, 1,750,832 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Definitive Proxy Statement to be filed for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

USE OF CERTAIN TERMS

As used in this Annual Report for the fiscal year ending June 30, 2014, unless the context otherwise requires, "we", "us", "our", or "Unilens" refers to Unilens Vision Inc. and its subsidiaries.  In this Form 10-K, references to "Cdn$" are to Canadian dollars; and references to "U.S. dollars", "U.S. $" or "$" are to United States dollars.

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

PART I

ITEM 1. Business

Recent Developments

We operate through our wholly-owned subsidiary, Unilens Corp. USA, located in Largo, Florida. We changed our domicile from British Columbia, Canada, where we were incorporated in 1989, to the State of Delaware on April 1, 2010. In June 2010, as a final step in our corporate reorganization, we organized Unilens Vision Sciences Inc., a Delaware corporation and a wholly-owned subsidiary of Unilens Corp. USA, and transferred our principal intellectual property assets and licensing arrangements to that company. Our shares trade on the OTCQX tier of the OTC Markets Group, using the symbol “UVIC”.

We license, manufacture, distribute and market specialty optical contact lens products using proprietary design and manufacturing technology. Our products are sold solely to eye care professionals, primarily in the United States, through in house sales representatives and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our specialty optical lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses. During the twelve months ended June 30, 2014 our C-Vue disposable products accounted for approximately 53% of our sales.

 On May 23, 2012, we obtained a $3,500,000 5-year term loan facility and a $1,500,000 line of credit with Hancock Bank, which replaced a $6.9 million term loan facility and $1.5 million line of credit with Regions Bank originally obtained in January 2010 to finance the repurchase of approximately 48% of our outstanding shares from our then largest stockholder. The Hancock Bank term loan and line of credit both had a floating interest rate of 30-day LIBOR plus 3.00%. As part of this refinancing, a related interest rate swap with Regions Bank was terminated.  Previously, in December 2011, we repaid in full a $279,998 advance under a capital equipment credit facility we had obtained from Regions Bank in April 2011 to finance the purchase of manufacturing equipment for additional production capacity and efficiencies, and terminated that credit facility at that time.

On October 4, 2013, we repurchased 618,522 shares of our common stock, representing approximately 26% of our total shares outstanding, from our then largest stockholder, Baker Street Capital L.P. The aggregate purchase price was approximately $3.1 million, or $4.97 per share.  We funded this stock repurchase through a $3.3 million expansion and modification of our term loan and line of credit facility with Hancock Bank. The amortization of the term loan facility was increased from five to seven years and the line of credit was reduced to a maximum of $750,000.  The interest rate on both the term loan and line of credit was increased to a floating rate of 30-day LIBOR plus 3.5%. (See Note 6, Term Loan, Line of Credit and Interest Rate Swap, to our Consolidated Financial Statements included in this Annual Report).

Products and Services

Our disposable lenses line consists of the C-Vue Multifocal lens, our silicone hydrogel C-Vue® HydraVUE™ Multifocal, launched in March 2013, and our new silicone hydrogel C-Vue® ADDvantage™ Multifocal for Presbyopia for monthly replacement, launched in June 2014.  Our newest product incorporates Unilens’ highly advanced, next-generation multifocal contact lens design technology, which allows for ease of fit by providing a consistent near ADD power across all power profiles, ultimately resulting in clear vision for presbyopes at all distances. The lens is also thinner and more rounded at the edges for added comfort. All C-Vue disposable multifocal lenses are cast molded and come in blister-packed boxes of six lenses sold for frequent replacement. Our disposable lenses line also includes the C-Vue Aspheric single vision lens, a single vision disposable soft contact lens sold for frequent replacement and the C-Vue 1 Day Aspheric single vision daily disposable soft contact lens sold for one day wear then just simply thrown away. C-Vue multifocal lenses are manufactured for us by a third party, utilizing one of our patented soft lens designs, and, is marketed exclusively in the United States to eye care professionals. The cast molded C-Vue Aspheric single vision lens and the C-Vue 1 Day Aspheric single vision lens are each ,manufactured for us by a third party utilizing Wavefront inspired technology. We market the C-Vue Aspheric single vision lens in a blister-packed box of six lenses and the C-Vue 1 Day Aspheric single vision lens in blister-packs of 30 and 90 lenses.

Our custom soft lenses line of soft lathe-cut products includes the C-Vue Toric Multifocal, designed for patients with an astigmatism that requires bifocal correction, the C-Vue Custom Toric and the C-Vue 55 multifocal, a high-add multifocal lens manufactured in a comfortable high-water content material, all available in our Advanced line of biocompatible materials. In September 2009, we launched the C-Vue Advanced Toric Multifocal lens in blister-packs for monthly replacement, featuring free trial lenses for practitioners. In January 2011, we launched our C-VUE Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. This family of silicone hydrogel products incorporates our most highly-developed lens design technology into our Toric Multifocal and Multifocal designs and in our made-to-order Custom Toric and Single Vision options.

Our gas permeable lens line of products consists of the Unilens GP™, a multifocal contact lens intended for patients with astigmatism who need low to moderate presbyopic correction; the Unilens GP Plus™, designed to accommodate wearers requiring higher presbyopic correction; the C-Vue GP, a front aspheric design incorporating the C-Vue design technology and the C-Ray GP utilizing our recently patented design technology, featuring an on eye ray traced power profile over an elliptical base.

Our replacement and other lenses line of products primarily consists of the Unilens™, an aspheric multifocal contact lens; the SoftSite™, a high-add multifocal contact lens; the SimulVue™, a simultaneous vision bifocal contact lens with the capabilities for correcting advanced presbyopia; the Unilens EMA, a visibility tinted multifocal contact lens available in planned replacement modality; the LifeStyle brand of toric multifocal, toric and spherical daily, and extended wear lenses and the Sof-Form single vision lenses marketed under the Lombart brand; the UniVision, an aspheric low vision lens; and the, Aquaflex and SoftCon spherical daily and extended wear brand of lenses acquired from CIBA Vision.

Customers, Sales & Suppliers

We currently market and distribute our products exclusively to qualified practitioners through a combination of authorized independent distributors, authorized manufactures’ representatives, and in house sales representatives.

In October 2001, we licensed the exclusive worldwide rights to our multifocal soft contact lens design to Bausch + Lomb Incorporated (“Bausch + Lomb”). In April 2013 we extended this licensing agreement and granted Bausch + Lomb an exclusive worldwide license to use our new multifocal technology. Under the agreement, Bausch + Lomb manufactures and markets cast-molded multifocal soft contact lenses using our technologies.  We receive a royalty ranging from two to five percent of Bausch + Lomb’s worldwide net sales of these products for as long as it manufactures and sells them. During the fiscal years ended June 30, 2014, 2013, and 2012 we recorded $2,242,925, $2,089,013, and $2,539,696, respectively, in royalty income. There can be no assurance, however, that Bausch + Lomb will continue to sell products utilizing our technologies in the future.

Our sales are not substantially subject to seasonality, except that sales during the quarter ending December 31 are normally lower than other quarters due to a decrease in patient visits to eye care professionals during the Christmas holiday season.

We rely on several suppliers for most of the raw materials used in the production of our soft contact lenses. During fiscal 2011, we began purchasing silicone hydrogel raw material, to which we did not previously have access, from  Contamac US, and, in January 2011, we launched the C-Vue Advanced HydraVue family of silicone hydrogel custom contact lenses.  Except for silicone hydrogel, our raw materials are readily available in our industry and alternate vendors have been identified as potential suppliers with competitive pricing and quality.  Over the past three fiscal years, we have not experienced any volatility in the price of raw materials.

We have a supply agreement with one supplier for the manufacture of our molded C-Vue multifocal lenses. This agreement was amended in February 2013 to include silicone hydrogel multifocal lenses, such as our C-Vue HydraVue silicone hydrogel multifocal lens and our new silicone hydrogel C-Vue ADDvantage multifocal lens.  Currently, sales of these multifocal lenses account for approximately 45% of our annual sales.  The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurances that it will continue to do so.

Backlog is not a material factor in our business.

Competition

We operate within the highly competitive contact lens market.  We compete with industry leaders, such as Vistakon, Inc. a unit of Johnson and Johnson Vision Care, Inc., Bausch + Lomb, a unit of Valeant Pharmaceuticals International Inc., Alcon Laboratories, Inc., a division of Novartis AG, and Cooper Vision, Inc. a unit of Cooper Companies, Inc. Our ability to compete successfully is dependent in part on eye care professionals’ perceptions of product quality, product development, technical innovation, and price. We market our products worldwide.  For the fiscal years ending June 30, 2014, 2013, and 2012, approximately 1% of our revenue in each year was derived from sales outside the United States, primarily from sales in Canada, Brazil and England.

The conventional soft multifocal contact lens business has been affected by the introduction of molding manufacturing technology, allowing for the mass production of most lens types at a fraction of the cost to lathe lenses. The entry of these molded lenses into the marketplace has created significant price competition. The reduced cost of the molded lens allows for liberal amounts of trial lenses to be provided to eye care professionals for a more productive fitting session and immediate dispensing of lenses.  Furthermore, lower manufacturing costs led to the introduction of frequent replacement and disposable lenses, a modality preferred by many consumers.  Recognizing this trend, we signed an agreement with a third party in 2002 for the supply of disposable multifocal molded soft contact lenses (C-Vue) utilizing our patented design. The C-Vue brand was launched to eye care professionals in the United States during September 2002. In February 2013, we amended this agreement to include silicone hydrogel lenses and announced the launch of our then new silicone hydrogel disposable C-Vue® HydraVUE™ Multifocal contact lens for monthly replacement.  In June 2014, we launched our new silicone hydrogel C-Vue® ADDvantage™ Multifocal for Presbyopia contact lens for monthly replacement. In February 2006, we announced the launch of the first aspheric, single vision daily wear, frequent replacement disposable soft contact lens available under the C-Vue brand. The C-Vue Aspheric single vision lens is manufactured by a third party utilizing, Wavefront inspired technology. In May 2008, we launched the all-new C-Vue 1 Day ASV, which is the first aspheric daily disposable contact lens sold under the C-Vue brand. The cast molded C-Vue 1 Day ASV lens is manufactured for us by a third party utilizing Wavefront inspired technology, and is marketed to eye care professionals in blister-packs of 30 and 90 lenses. During fiscal 2014, our C-Vue disposable products accounted for approximately 53% of our sales. We expect that sales of our disposable category which includes the C-Vue brand multifocal, silicone hydrogel multifocal and ADDvantage multifocal, the C-Vue Aspheric single vision and the C-Vue 1 Day ASV lenses in total will start to make up a greater percentage of our future sales as sales of our C-Vue ADDvantage Multifocal for Presbyopia grow and anticipated new products are launched. We also expect sales of our custom soft lenses will continue to grow and make up a greater percentage of our future sales.

The aging of the U.S. population indicates that speciality contact lenses will continue to be the fastest growing segment of the contact lens market. Specialty contact lenses include toric, toric multifocal, and cosmetic lenses. We believe that our custom soft specialty lenses, including our C-Vue multifocal lenses for presbyopia, our C-Vue custom toric lens for correcting astigmatism and the C-Vue Advanced toric multifocal lens, will grow over time due to such market demographics favoring specialty lenses, and our patented multifocal technology.

Our C-Vue Advanced HydraVue family of silicone hydrogel custom contact lenses are part of our increased emphasis on silicone hydrogel products in our soft custom lens business. The contact lens market has experienced a shift in recent years towards molded and lathe cut lenses manufactured with silicone hydrogel materials. In addition to our new silicone hydrogel C-Vue ADDvantage multifocal lens, we anticipate the launch of new silicone hydrogel disposable lenses within the next twelve months.

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

Research and Development

We have ongoing research and development activities relating to different contact lens products, other applications of our technology and component materials.  Research and development expenditures for fiscal years ending June 30, 2014 and 2013 were $86,286 and $85,332, respectively.  Future new product development may involve additional costs including the cost of obtaining FDA approval, which may take a significant amount of time.

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

Environmental

The cost of our compliance with applicable laws, rules and regulations regarding the environment and hazardous materials is not material to our business or operations.

Employees

We have 45 full time employees located in the Tampa – St. Petersburg Florida area, primarily in our Largo, Florida, facility.

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

In October 2001, we entered into an exclusive worldwide license on one of our patented multi-focal design technologies with Bausch + Lomb, which generates a significant portion of our net income. In April 2013 we extended this licensing agreement to include a worldwide license to use our new multifocal technology. We collect royalties based on Bausch + Lomb's worldwide net sales of products utilizing our technologies.  There can be no assurance, however, that Bausch + Lomb will continue to sell products in the future utilizing our technologies at the same levels as it currently does or at all.

We rely on one supplier for our molded contact lenses and one supplier for our silicone hydrogel raw material used in the production of our soft lathe-cut contact lenses.

In June 2002, we entered into a supply agreement with one of our suppliers for the manufacture of our Molded C-Vue multifocal lens. This agreement was amended in February 2013 to include silicone hydrogel multifocal lenses such as our C-Vue HydraVue multifocal lens and now our new C-Vue ADDvantage multifocal lens. Together these lenses account for a significant portion of our sales (approximately 45% during the 2014 fiscal year). The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurance that it will continue to meet its obligations under our agreement or as to any renewal of our supply agreement.  The supplier is not under any obligation to supply products utilizing other materials or manufacturing processes, or to meet our possible future requirements for design or material changes and enhancements. While alternate suppliers for the manufacture of specialty molded or partially molded contact lenses have been identified, should the need arise,  there can be no assurance that an alternate supplier can successfully manufacture lenses to our specifications or material requirements on acceptable terms, or within the constraints of our exclusive license agreement with Bausch + Lomb.

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

The contact lens market has experienced a shift in recent years towards lenses manufactured with silicone hydrogel materials, which feature higher oxygen permeability. Many of our competitors have had access silicone hydrogel materials for some time. During the first half of calendar 2011, we began purchasing this material from one supplier.  Shortly thereafter, we launched our new C-Vue Advanced HydraVue family of silicone hydrogel custom contact lenses. In March 2013, we obtained access to molded silicone hydrogel products and launched our new C-Vue HydraVue multifocal lens. In June 2014, we launched our new silicone hydrogel C-Vue ADDvantage Multifocal for Presbyopia contact lens for monthly replacement. We are now be able to compete on a small scale with our competitors based on our patented lens design technology, our silicon hydrogel lathe cut custom contact lenses and with our new silicon hydrogel molded C-Vue HydraVue and C-Vue ADDvantage multifocal lenses. There can be no assurance that we will be successful in competing with similar products offered by a number of larger companies who have substantially greater financial, marketing and technical resources, greater market penetration and larger manufacturing capacities and volumes.

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

Our common shares are traded only on the OTC Markets Group, so the liquidity of our common shares in the U.S. may be limited.

Since September 24, 2014, our common shares have traded on the OTC Markets Group – OTCQX and prior to that were traded in the OTC Markets Group – OTCQB.  Stocks in the OTC Markets Group markets ordinarily have much lower trading volume than in other markets, such as The NASDAQ Global, Global Select and Capital Markets.  Very few market makers take interest in shares traded over-the-counter and, accordingly, the markets for such shares are less orderly than is usual for NASDAQ stocks.  As a result of the low trading volumes ordinarily obtained in the OTC Markets Group markets, sales of our common shares in any significant amount could not be absorbed without a dramatic reduction in price.  Moreover, thinly-traded shares in the OTC Markets Group markets are more susceptible to trading manipulations than is ordinarily the case for more actively traded shares.  Our shares also traded in Canada on the TSX Venture Exchange prior to October 2013, at which time we voluntarily de-listed our shares from trading on such exchange.

“Penny stock” rules may make buying or selling our common shares difficult, severely limiting the market price of our common shares and the liquidity of our shares in the U.S.

Trading in our common shares is subject to the “penny stock” regulations adopted by the U.S. Securities and Exchange Commission.  These regulations generally define a “penny stock” to be any equity security that does not meet a $5.00 minimum bid and certain other listing standards.  These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction.  Unless an exception is available, the regulations require delivery, prior to any transaction involving a “penny stock,” of a disclosure schedule explaining the penny stock market and its associated trading risks, as well as an explanation of the basis for the broker’s suitability determination.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our stock, which could severely limit their market price and the liquidity of our stock.

The price of our common shares continues to be highly volatile.

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

We have paid special and quarterly dividends only since August 2006. For the fiscal year ending June 30, 2015, the Company has so far paid quarterly cash dividends totaling $0.045 per common share. The amount of future dividends will depend on earnings, cash flow, and other aspects of our business as determined and declared by the Board of Directors. There can be no assurance that we can generate sufficient earnings and cash flow to continue paying quarterly dividends.

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

We routinely seek Section 510(k) clearances for all of our new products that we intend to manufacture and market in the U.S.  New products may require clinical studies to support a Section 510(k) clearance or PMA.  There is no certainty that clinical studies involving new products will be completed in a timely manner or that the data and information obtained will be sufficient to support the filing of a PMA or Section 510(k) clearance.  We may not be able to obtain necessary clearances and approvals to market new devices or any other products under development on a timely basis, if at all, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. properties

We lease a 27,000 square foot manufacturing facility in Largo, Florida, pursuant to a lease agreement with a lease term through June 30, 2018. All of our manufacturing, research and development, executive and administrative activities are located in this facility, except for certain administrative functions that are conducted by Unilens Vision Sciences, Inc. in offices located in Wilmington, Delaware. We also lease a small amount of extra storage space next to our Largo manufacturing facility pursuant to a month to month lease agreement and a sales office in Clearwater, Florida, pursuant to a lease agreement with a lease term through July 31, 2015. We believe our facilities are adequate for our needs. We are not aware of any environmental issues with respect to our facilities.

ITEM 3. legal proceedings

Other than ordinary routine litigation incidental to our business, there are no material pending legal proceedings to which we are a party or to which any of our properties is subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares have traded on the OTC Markets Group – OTCQB and “pink sheets”, a centralized quotation service that collects and publishes market maker quotes for certain over the counter securities. On September 24, 2014, our shares were approved for trading on the OTCQX tier of the OTC Markets Group.  Companies on the OTCQX are subject to higher disclosure standards than OTCQB companies.  From 1992 until the end of September 2013, our shares traded in Canada on the TSX Venture Exchange (“TSXV”) and its predecessors.  Due to low and declining trading volume on the TSXV as compared to the OTCQB, the relatively small percentage of our shares held by Canadians, as well as inconsistent regulatory regimes between the two exchanges, our Board of Directors concluded that it would be in the best interests of our stockholders and us to delist our common stock from the TSXV.  On September 27, 2013, we received approval from the TSXV to voluntarily delist our shares from trading on the TSXV.

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

U.S. MARKETS OTC Market Groups OTCQB:UVIC and Pink Sheets UVIC.PK – Trading in U.S. Dollars
Fiscal Year	2014			2013
	High	Low		High	Low
First Quarter	$4.09	$3.26	First Quarter	$3.45	$3.00
Second Quarter	5.20	3.57	Second Quarter	3.28	2.70
Third Quarter	6.63	4.50	Third Quarter	3.34	2.91
Fourth Quarter	6.77	6.00	Fourth Quarter	3.90	2.99

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of September 24, 2014, there were 393 stockholders of record, which includes shares held by brokerage and clearing houses, holding a total of 1,750,832 of our common shares.

Dividends

Since November 1, 2006, our Board of Directors has declared cash dividends for each of our fiscal quarters.  The table below shows all Company dividends paid for each of the last two fiscal years.

Type of Dividend	Date Declared	Record Date	Date Paid	Amount Paid Per Share	Gross Disbursements Paid
Quarterly	8/1/2012	8/13/2012	8/24/2012	$0.045	$106,621
Quarterly	11/1/2012	11/12/2012	11/23/2012	$0.045	$106,621
Quarterly	2/1/2013	2/12/2013	2/22/2013	$0.045	$106,621
Quarterly	5/1/2013	5/14/2013	5/24/2013	$0.045	$106,621
Quarterly	8/1/2013	8/12/2013	8/23/2013	$0.045	$106,621
Quarterly	11/1/2013	11/11/2013	11/22/2013	$0.045	$78,788
Quarterly	2/4/2014	2/14/2014	2/28/2014	$0.045	$78,788
Quarterly	5/1/2014	5/12/2014	5/23/2014	$0.045	$78,788

On August 1, 2014 the Board of Directors declared a 2015 fiscal year first quarter cash dividend of $0.045 per share paid August 22, 2014 to stockholders of record on August 11, 2014.

The amount and frequency of future dividends declared by our Board of Directors will depend on earnings, cash flow, and other aspects of our business as determined by our Board of Directors, as well as dividend payment restrictions under our term loan facility with Hancock Bank (as described below in Item 7).

Securities authorized for issuance under equity compensation plans

The following table sets forth, as of June 30, 2014, outstanding awards and shares remaining available for future issuance under our Incentive Stock Option Plan, which was approved by our stockholders in March 2010 and is our only compensation plan under which equity securities are authorized for issuance.

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

Our Incentive Stock Option Plan allows for the issuance of common share purchase options of up to 10% of the issued and outstanding common shares to directors, employees, and consultants. The number of shares under option from time to time and the exercise prices of such options, and any amendments thereto, will be and have been determined by the directors in accordance with the Plan and the policies of any relevant exchange.

Recent Sales of Unregistered Securities and Uses of Proceeds from Registered Securities

None.

Issuer Repurchases of Equity Securities

None.

ITEM 6. selected financial data

The following constitutes our selected consolidated financial data for the fiscal years ended June 30, 2014, 2013, 2012, 2011 and 2010 in U.S. dollars, presented in accordance with United States generally accepted accounting principles.  The selected consolidated financial data is derived from our financial statements for such periods.  Certain of the prior years’ comparative figures have been reclassified to conform to the presentation adopted for the current year.

(U.S. dollars except share amounts)	As at June 30
Balance Sheet Data	2014	2013	2012	2011	2010
Total assets	$3,855,906	$4,108,007	$3,824,344	$4,407,261	$4,467,338
Working capital	253,181	366,121	854,685	1,415,268	1,399,814
Long-term liabilities	4,809,401	2,405,528	2,940,264	4,048,282	4,399,897
Total liabilities	6,883,009	4,590,369	4,712,847	6,043,215	6,819,513
Capital stock and paid in capital	17,130,963	20,289,032	20,289,032	20,289,032	20,288,242
Stockholders' deficit	(3,027,103)	(482,362)	(888,503)	(1,635,954)	(2,352,175)

Statement of Operations Data
(fiscal year ended)
Total revenues	$8,406,321	$8,131,756	$8,721,145	$8,779,356	$9,194,190
Income from operations	1,605,453	1,369,145	2,003,855	2,539,063	2,689,489
Income before income taxes	1,423,689	1,264,358	1,654,520	2,237,979	2,513,897
Income for the year	956,312	832,626	1,143,938	1,491,774	1,548,397
Weighted average number of common shares basic	1,913,512	2,369,354	2,369,354	2,369,354	3,588,916
Weighted average number of common shares diluted	1,925,959	2,369,354	2,369,354	2,369,354	3,592,043
Income per common share outstanding - basic and diluted:
Income for the year
Basic	$0.50	$0.35	$0.48	$0.63	$0.43
Diluted	0.50	0.35	0.48	0.63	0.43

Dividends	$342,984	$426,485	$426,484	$746,346	$1,245,612

ITEM 7. Management’s discussion and analysis of financial condition and results of operations

The following management discussion and analysis (“MDA”) is based on and should be read in conjunction with “Selected Financial Data” above and our consolidated Financial Statements and Supplementary Data (the “Financial Statements”), which begins on page 22.  The Financial Statements have been prepared in United States dollars and in conformity with United States generally accepted accounting principles (“US GAAP”). Unless otherwise indicated, all dollar amounts disclosed in this MDA are expressed in United States Dollars.

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

Overview

We license, manufacture, distribute and market specialty optical lens products using our proprietary design and manufacturing technology.  Our products are sold solely to eye care professionals, primarily in the United States, through in house sales representatives and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our specialty optical lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses. During the 2014 fiscal year, our C-Vue disposable products accounted for approximately 53% of our sales.

Sales of our specialty optical lens products accounted for the largest percentage of our total revenues, constituting approximately 73%, while royalty income derived from our exclusive license of our patented multifocal designs to Bausch + Lomb was approximately 27% of revenues during the 2014 fiscal year.

Economic conditions in the United States, while improving, have constrained our growth. We are however optimistic about the long-term outlook for the contact lens market and the specialty contact lens market, in particular.

The aging of the U.S. population indicates that speciality contact lenses will continue to be the fastest growing segment of the contact lens market. Specialty contact lenses include multifocal, toric, toric multifocal, and cosmetic lenses. We believe that our speciality disposable and custom soft lenses will grow over time due to such market demographics favoring specialty lenses and our patented multifocal technology.

We believe such market demographics will continue to drive our revenue and earnings. In February 2013, we announced the launch of our than new silicone hydrogel disposable C-Vue® HydraVUE™ Multifocal contact lens for monthly replacement. The new product continues to incorporate our highly developed, world-class, patented multifocal design technology in a silicone hydrogel material, which offers the benefit of higher oxygen transmissibility for better eye health. In June 2014, we announced our latest silicone hydrogel C-Vue® ADDvantage™ Multifocal for Presbyopia for monthly replacement. This new product incorporates our highly advanced, next-generation multifocal contact lens design technology, which allows for ease of fit by providing a consistent near ADD power across all power profiles, ultimately resulting in clear vision for presbyopes at all distances. The lens is also thinner and more rounded at the edges for added comfort.  We expect sales from the C-Vue ADDvantage multifocal will steadily increase during the 2015 fiscal year and beyond. In January 2011, we launched our C-VUE Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. These lenses are completely customizable and feature a risk-free trial program.  Sales of this lens have grown steadily during the 2012, 2013 and 2014 fiscal years.

A significant portion of our net income is derived from our exclusive license with Bausch + Lomb and such royalty income is a major component of our profitability. In April 2013, we announced that we had extended our license agreement with Bausch + Lomb. The amended agreement continues to cover the exclusive worldwide license for our multifocal technology and in addition grants Bausch + Lomb an exclusive worldwide license for our new multifocal technology.  Under the terms of the arrangement, existing royalty rates will remain in effect and will apply for both technologies. Bausch + Lomb recently introduced the PureVision® 2 for Presbyopia in the U.S., after its earlier introduction in certain European markets.  The new addition to the PureVision portfolio incorporates Bausch + Lomb’s own innovative lens technology, using certain licensed elements of our next generation technology. We expect that this new contact lens offering by Bausch + Lomb will help grow our future royalty income. Bausch + Lomb currently sells the Soflens Multi-Focal, the PureVision Multi-Focal, the PureVision 2 Multi-Focal and the Biotrue® ONEday for Presbyopia under our license agreement. However, there can be no assurance, that such royalty income from Bausch + Lomb will grow or that Bausch + Lomb will continue to sell products in the future utilizing our technology.

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

We have a supply agreement with one supplier for the manufacture of our molded C-Vue multifocal lens. This agreement was amended in February 2013 to include silicone hydrogel multifocal lenses. Together these lenses account for a significant portion of our sales (approximately 45% during the 2014 fiscal year). The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurance that it will continue to meet its obligations under our agreement or as to any renewal of our supply agreement.

2014 Fiscal Year Highlights

•        Sales for fiscal year 2014 (“Current Year”) increased by 2.0% over the 2013 fiscal year to $6.2 million, due primarily to a 12.4% increase in custom soft lens sales and a 0.5% increase in disposable multifocal lens sales.

•        Royalty income for the Current Year increased by 7.4% to $2.2 million, compared to fiscal year 2013, resulting in an increase in total revenue of 3.4%.

•        Operating expenses decreased 1.6% to $3.0 million for the Current Year compared to fiscal year 2013, primarily due to higher new product launch and rebranding expenses in fiscal year 2013 compared to the Current Year, and lower rental and related real estate tax in the Current Year.

•        Interest expense almost doubled when compared to fiscal year 2013, due to higher debt levels from financing obtained to repurchase 618,522 shares from our former largest stockholder in early October 2013.

•        Net income increased 14.9% to $1.0 million compared to $0.8 million in fiscal year 2013.

•        Earnings per share increased 42.3% to $0.50 compared to earnings per share of $0.35 in fiscal year 2013, due to several factors discussed below and from 19% fewer EPS shares outstanding as a result of our share repurchase.

•        We paid annual dividends of $0.3 million or $0.18 per share, a dividend yield of 2.8% based on the year-end closing price of $6.50. In August 2014, we declared our 32nd consecutive quarterly dividend, at the same annual rate of $0.18 per share.

•        During the Current Year we borrowed an additional $3.2 million for our share repurchase and reduced our line of credit borrowings by $0.1 million to zero and our scheduled borrowings by $0.7 million.

Results of Operations

The following table sets forth, for the fiscal years ended June 30, 2014, 2013 and 2012, certain data derived from our Consolidated Statements of Income and certain of such data expressed as a percentage of total revenues:

	2014		2013		2012(1)
	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues	8,406,321	100.0	8,131,756	100.0	8,721,145	100.0
Operating costs and expenses	6,800,868	80.9	6,762,611	83.2	6,717,290	77.0
Operating income	1,605,453	19.1	1,369,145	16.8	2,003,855	23.0
Other non-operating items	(181,764)	(2.2)	(104,787)	(1.3)	(349,335)	(4.0)
Income before income tax expense	1,423,689	16.9	1,264,358	15.5	1,654,520	19.0

The following table sets forth, for the fiscal years ended June 30, 2014, 2013 and 2012, certain data derived from our Consolidated Statements of Income, and certain of such data expressed as a percentage of our optical lens sales:

	2014		2013		2012
	$	% of Sales	$	% of Sales	$	% of Sales
Sales	6,163,396	100.0	6,042,743	100.0	6,181,449	100.0
Cost of sales	3,834,198	62.2	3,748,976	62.1	3,772,414	61.0
Sales and marketing	1,599,512	25.9	1,639,523	27.1	1,548,283	25.1
Administration	1,280,872	20.8	1,288,780	21.3	1,311,189	21.2
Research and development	86,286	1.4	85,332	1.4	85,404	1.4
Operating costs and expenses	6,800,868	110.3	6,762,611	111.9	6,717,290	108.7

(1) Other non-operating items includes, $105,000 of one-time charges related to the Hancock Bank refinancing in May 2012.

Fiscal 2014 Compared to Fiscal 2013

During the Current Year, we earned income before tax of $1,423,689 compared to income before tax of $1,264,358 in the fiscal year ended June 30, 2013 (the “2013 Year”).  The increase in income before tax during the Current Year of $159,331 was due to (i) an increase in royalty income received from Bausch + Lomb of  $153,912 to $2,242,925 in the Current Year as compared to $2,089,013 in the 2013 Year, (ii) an increase in gross margin dollars of $35,431 from higher margin sales and (iii) excluding cost of sales, a decrease in expenses of $46,965 (as described below), offset in part by (iv) an increase in other items, primarily interest expense, and other expenses of $76,977, due primarily to higher interest costs from higher debt balances, related to additional borrowings in conjunction with our October 2013 share repurchase (See Note 8 to the Consolidated Financial Statements). After recording income tax expense of $467,377, we had net income of $956,312, or $0.50 per diluted share, for the Current Year.  In comparison, in the 2013 Year, we had net income of $832,626, or $0.35 per diluted share, after recording income tax expense of $431,732.

Sales during the Current Year were $6,163,396, an increase of $120,653 (2.0%), as compared to sales of $6,042,743 during the 2013 Year.  The disposable lens category increased by 0.5%, as sales from our new silicone hydrogel disposable C-Vue® HydraVUE™ Multifocal lens launched in March 2013 helped stabilize the category, offsetting the decrease in sales of our older C-Vue  disposable multifocal lenses, which continue to be affected by competition from newer competitor product offerings and promotional programs. In June 2014, we launched our newest silicone hydrogel C-Vue® ADDvantage™ Multifocal for Presbyopia, which we believe will help further stabilize and increase sales in this category. Our custom soft lens category increased by 12.4%, primarily due to increased demand for our C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement.  Our gas permeable lens category decreased by 10.4%, primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased as expected by 18.8% due to a decline in product lines that are nearing the end of their life cycle offset some by sales increases for our replacement products due to the discontinuation of replacement lens products by several of our competitors.

Gross margin was relatively flat at 37.8% in the Current Year compared to 38.0% in the 2013 Year. The slight decrease was primarily due to second quarter one-time manufacturing repair costs, offset some by manufacturing improvements implemented a year ago and product mix.

During the Current Year, as compared to the 2013 Year, our operating expenses (excluding cost of sales) decreased 1.6%, or $46,965, primarily due to decreases in sales and marketing and administration expenses. Expenses as a percentage of sales decreased 1.8% to 48.1%, compared to 49.9% in the 2013 Year. Sales and marketing expenses decreased 2.4% or $40,011 primarily due to decreases in payroll, mainly sales commissions paid and related expenses in the Current Year, versus higher costs last year related the launch of our than new silicone hydrogel disposable C-Vue HydraVUE lens  and corporate rebranding. Administrative expenses decreased 0.6% or $7,908 primarily due to lower rental and related real estate tax expenses offset by increases in consulting fees and repairs and maintenance, all in the Current Year. Research and development expenses were flat at $86,286 during the Current Year compared to the 2013 Year.

In the Current Year and the 2013 Year we recorded net income tax expense of $467,377 and $431,732, respectively. We record income taxes payable at the statutory rates. The effective tax rate for the Current Year was 32.8% compared to 34.1%, 1.3% lower compared to the 2013 Year.

Fiscal 2013 Compared to Fiscal 2012

During the 2013 Year, we earned income before tax of $1,264,358 compared to income before tax of $1,654,520 in the fiscal year ended June 30, 2012 (the “2012 Year”).  The decrease in income before tax during the 2013 Year of $390,162 was due to (i) a decrease in royalty income received from Bausch + Lomb of  $450,683 to $2,089,013 in the 2013 Year as compared to $2,539,696 in the 2012 Year, (ii) a decrease in gross margin of $115,268 from lower sales, (iii) excluding cost of sales, an increase in expenses of  $68,759 (as described below) and (iv) a decrease in other items primarily interest expense, and other expenses of $244,548, due primarily to lower interest costs and lower debt balances, related to the Hancock Bank borrowings. After recording income tax expense of $431,732, we had net income of $832,626 or $0.35 per diluted share for the 2013 Year.  In comparison, in the 2012 Year we had net income of $1,143,938, or $0.48 per diluted share after recording income tax expense of $510,582.

Sales during the 2013 Year were $6,042,743, a decrease of $138,706 (2.2%), as compared to sales of $6,181,449 during the 2012 Year.  The disposable lens category decreased by 5.8%, as sales of our C-Vue disposable multifocal lenses continue to be affected by competition from competitor product offerings and promotional programs. The decrease was offset slightly by the launch of our new silicone hydrogel disposable C-Vue HydraVUE lens at the end of February 2013. Our custom soft lens category increased by 10.7%, primarily due to increased demand for our C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. Our gas permeable lens category decreased by 6.3%, primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased as expected by 15.7% from the decline in product lines that are nearing the end of their life cycle offset some by sales increases for Unilens replacement products due to the discontinuation of replacement lens products from several of our competitors.

Gross margin was down 1.0% to 38.0% in the 2013 Year compared to 39.0% in the 2012 Year. The decrease was primarily due to higher one-time annual purchasing cost adjustments during the third quarter offset some by manufacturing improvements implemented during the first quarter.

During the 2013 Year, as compared to the 2012 Year, our operating expenses (excluding cost of sales) increased 2.3% or $68,759 primarily due to increases in sales and marketing expenses. Expenses as a percentage of sales increased 2.3% to 49.9%.compared to 47.6% in the 2012 Year. Sales and marketing expenses increased 5.9% or $91,240 primarily due to increases in payroll and related expenses, costs associated with the product launch of our new silicone hydrogel disposable C-Vue HydraVUE lens and corporate rebranding. Administrative expenses decreased 1.7% or $22,409 primarily due to lower repairs and maintenance and corporate governance expenses offset some by increases in payroll and related expenses. Research and development expenses were flat at $85,332 during the 2013 Year compared to the 2012 Year.

In the 2013 Year and the 2012 Year we recorded net income tax expense of $431,732 and $510,582, respectively. We record income tax at the statutory rates, and previous to the 2010 fiscal year only paid alternative minimum tax of approximately 2% due to the utilization of tax loss carry-forwards. The effective tax rate for the 2013 Year was 34.1% compared to 30.9% in the 2012 Year. The effective tax rate in the current year was 3.2% higher, due primarily to the non-recurrence of a refund received from prior year state tax return examinations, in the 2012 Year.

Liquidity and Capital Resources

Cash and cash equivalents were $98,790 at June 30, 2014, compared to $140,182 at June 30, 2013.  Short-term investment objectives are to minimize risk, maintain liquidity and maximize yields.  To attain these objectives, investment limits are placed on the amount, type and issuer. Investments are generally in bank money market funds.

Cash provided by operations and financing activities have primarily funded our requirements. As of June 30, 2014, the Company had working capital of $253,181, representing a decrease of $112,940 from our working capital at June 30, 2013. The decrease in working capital was due to the decrease in cash, and a decrease in income taxes receivable due to our utilization of our 2013 Year income tax refund.

During the Current Year, we generated $1,227,283 positive cash from operations, representing an increase of $183,344 from the $1,043,939 generated during the 2013 Year.  The increase was due primarily to higher earnings in the Current Year, receipt of the 2013 Year income tax refund, and a decrease in inventory from timing differences, offset by an increase in royalty receivables from higher royalty revenue in the Current Year and a decrease in deferred income due to less advanced sales commitments to our customers. Total capital additions, including non-cash additions of $42,335 during the Current Year was $153,613, and were primarily for manufacturing equipment, the web site shopping cart project, capitalized process improvement and leasehold improvements, a decrease of $17,195 from $170,808 cash capital additions in the 2013 Year.

We estimate that capital expenditures for property, plant and equipment and other assets will approximate $450,000 in fiscal year 2015, primarily for manufacturing equipment upgrades and automation.

The following is a summary of the change in our cash and cash equivalents:

	June 30,
	2014	2013
Net cash provided by operating activities	$1,227,283	$1,043,939
Net cash used in investing activities	(111,278)	(170,808)
Net cash used in financing activities	(1,157,397)	(1,107,926)
Net decrease in cash and cash equivalents	$(41,392)	$(234,795)

Operating Activities

Cash provided by operations is the principal source of funds for expansion, acquisitions, capital expenditures, income taxes and dividends to stockholders.  Current Year net cash provided by operating activities increased $183,344 to $1,227,283 compared to $1,043,939 in the 2013 Year.  The increase is primarily attributable to changes in working capital items, the increase in earnings, less deferred taxes and lower undistributed and unamortized C-Vue fitting set cabinets and trial lenses.

In the Current Year, we had positive cash flow of $71,037 from working capital items, primarily from decreases in deferred income and increases in royalty receivables offset by decreases in inventory and receipt of the 2013 year income tax receivable as noted above. In the 2013 Year, net cash provided by operating activities decreased $952,642 to $1,043,939 compared to $1,996,581 in the 2012 Year.  The decrease is primarily attributable to changes in working capital items, the purchase of fitting sets and cabinets to promotionally support disposable lens sales and a decrease in earnings.  In the 2013 Year, we had positive cash flow of $170,941 from working capital items, primarily from increases in accounts payable and decreases in customer receivables offset by increases in inventory and other assets.

Cash income taxes paid during the Current Year were $439,000 compared to $407,000 in the 2013 Year and $318,000 in the 2012 Year. The increase in cash taxes paid in the Current Year is from higher earnings compared to the 2013 Year, and the increase in the 2013 Year is due primarily from full depreciation for tax purposes, of equipment additions in the 2012 Year. We received cash during the Current Year of $214,963 from the 2013 Year income tax refund.

Investing Activities

Net cash used in investing activities in the Current Year decreased $59,530 to $111,278, compared to $170,808 in the 2013 Year. During the Current Year there were non-cash additions of $42,335. Current Year capital additions were primarily for manufacturing equipment, the web site shopping cart project, capitalized process improvement and leasehold improvements. In the 2013 Year, net cash used in investing activities decreased $373,803 to $170,808, compared to $544,611 in the 2012 Year. Net cash used in the 2013 Year was for the purchase of capital additions, primarily manufacturing and inspection process improvements and equipment.

Financing Activities

On October 4, 2013, the Company funded a 618,522 common stock share repurchase (See Note 8 to our Consolidated Financial Statements included in this Annual Report) through a $3,300,000 expansion and modification of our term loan and line of credit facility with Hancock Bank.  The amortization of the term loan facility was increased from five to seven years and the line of credit was reduced to a maximum of $750,000.  The interest rate on both the term loan and line of credit was increased to a floating rate of 30-day LIBOR plus 3.5%, from 30-day LIBOR plus 3.0%.  The minimum existing monthly principal payments under the Hancock Bank term loan facility are $68,075, plus accrued interest. In addition to monthly principal payments, there is an Excess Earnings Recapture Covenant which could require principal term loan principal prepayments by an amount equal to fifty percent of excess cash flow after taxes and dividends based on a Debt Service Coverage Ratio of 1.50 to 1.00.

Monthly interest only payments are due under the Hancock Bank line of credit, with the maximum borrowings at any time not to exceed the lesser of (i) $750,000 or (ii) a sum equal to 85% of eligible royalty receivables, plus 75% of eligible accounts receivables plus 50% of eligible raw material and finished goods inventory. The maximum borrowing amount under this line of credit facility at June 30, 2014 was $750,000. The line of credit is renewable annually and matures on February 1, 2015.The term loan and the line of credit are secured by a security interest in favor of Hancock Bank in our inventory, accounts receivable, general intangibles, cash and principal United States patent.

In the Current Year, net cash used in financing activities increased $49,471 to $1,157,397 compared to $1,107,926 in the 2013Year. Financing activities during the Current Year consisted primarily of new borrowings from Hancock Bank under the revised term loan and line of credit facilities and the 618,522 share repurchase at $4.97 per share. Total borrowings were $3,218,791 and the total repurchase price was $3,213,604. In addition, there were repayments under the term loan and line of credit facilities of $719,600 and $100,000, respectively, a net debt addition of $2,399,191 compared to a debt reduction of $681,441 in the 2013 Year. Financing activities for the Current Year also included dividend payments to our stockholders of $342,984 compared to $426,485 in the 2013 Year. The reduction in dividends paid in the Current Year from the 2013 Year was caused by the reduction in the number of our shares outstanding as a result of the share repurchase.

In the 2013 Year, net cash used in financing activities decreased $570,427 to $1,107,926 compared to $1,678,353 in the 2012 Year. Financing activities during the 2013 Year consisted primarily of repayments of $700,000 under our Hancock Bank term loan facility, net new borrowings of $18,559 from our Hancock Bank line of credit and payments of $426,485 for dividends to our stockholders.

In May 2012, we replaced our term loan and line of credit facilities with Regions Bank, originally obtained in January 2010 to finance the repurchase of approximately 48% of our outstanding shares from our then largest stockholder, with a new five-year term loan and line of credit with Hancock Bank, keeping our term loan principal payments about the same at $58,333 per month while at the same time extending the term of the loan and reducing the interest rate to a floating rate of 30-day LIBOR plus 3.00%. Additionally, our interest rate swap with Regions Bank and the related agreement were terminated.

At the end of the Current Year we had a stockholders’ deficit of $3,027,103, representing an additional deficit of $2,544,741 compared to a deficit of $ 482,362 and an improvement of $406,141 at the end of the 2013 Year.  The increase in stockholders’ deficit in the Current Year was primarily due to the share repurchase, which added $3,158,069 to the deficit, offset by  higher net income of $956,312 (primarily from higher sales and  royalty income in the Current Year), plus lower cash dividend payments previously noted, totaling $342,984.

During the Current Year, we paid a total of $342,984 in regular quarterly common stock dividends.  We funded the 2010 share repurchase with a draws of $6 million against the Regions Bank term loan facility and we funded the Current Year share repurchase with a draw of $3.2 million against the Hancock Bank term loan facility, for a total of $9.2 million, which as of the end of the Current Year has been paid down to $5.2 million.

Off Balance Sheet Arrangements and Other

None.

Contractual Obligations

The following table contains a summary of our obligations and commitments to make future payments under contracts, including debt, lease and purchase agreements as of June 30, 2014.  Amounts set forth below are expressed in U.S. dollars.

	Payments due by period
Contractual Obligations:	Total	Less than 1 yr	1-3 yrs	4-5 yrs	More than 5 yrs
Long-Term Debt	$5,240,858	$816,900	$2,450,700	$1,633,800	$339,458
Line of Credit	0	0	0	0	0
Operating Lease	738,035	207,708	530,327	0	0
Purchase Obligations	220,806	220,806	0	0	0
Other	0	0	0	0	0
Total	$6,199,699	$1,245,414	$2,981,027	$1,633,800	$339,458

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

Our total reserve for estimated inventory obsolescence covered by this critical accounting policy was $15,868 as of June 30, 2014. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for estimated inventory obsolescence, it is possible that actual results could differ.

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

Allowance for Doubtful Accounts and Returns

We record an allowance for doubtful accounts to allow for any amounts that may not be recoverable. This is based on an analysis of our prior collection experience, customer credit worthiness, and current economic trends.  Also included with this allowance is an amount for product returns. This is based on an analysis of our history of credit memos issued. Our total allowance for doubtful accounts and product returns covered by this critical accounting policy was $32,147 as of June 30, 2014. Although we believe we have sufficient current and historical information available to us to record reasonable estimates for allowance for doubtful accounts and product returns, it is possible that actual results could differ.

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

Consolidated Financial Statements of

UNILENS VISION INC.

At June 30, 2014 and 2013 and

Years ended June 30, 2014, 2013 and 2012

Report date – September 29, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors

Unilens Vision Inc.

Largo, Florida

We have audited the accompanying consolidated balance sheets of Unilens Vision Inc. as of June 30, 2014 and 2013 and the related consolidated statements of income, stockholders’ deficit, and cash flows for the years ended June 30, 2014 and 2013. These consolidated financial statements are the responsibility of the management of Unilens Vision Inc.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unilens Vision Inc. as of June 30, 2014 and 2013 and the results of its operations and its cash flows for the years ended June 30, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Warren Averett, LLC

Warren Averett, LLC

Tampa, Florida

September 29, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors

Unilens Vision Inc.

Largo, Florida

We have audited the accompanying consolidated statement of income, stockholders’ deficit, and cash flows for the year ended June 30, 2012. These consolidated financial statements are the responsibility of the management of Unilens Vision Inc.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the one year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Pender Newkirk & Company LLP

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

September 28, 2012

UNILENS VISION INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF JUNE 30

	2014	2013
ASSETS
Current
Cash and cash equivalents	$98,790	$140,182
Accounts receivable, net of allowance of $32,147 and $71,979, respectively	740,423	740,040
Royalties and other receivables	587,328	474,547
Inventories	697,979	786,016
Prepaid expenses	69,851	53,272
Income taxes receivable	11,613	211,952
Deferred loan costs - current	14,105	11,853
Deferred tax asset – current	106,700	133,100
Total current assets	2,326,789	2,550,962
Property, plant, and equipment, net	904,181	959,466
Deferred loan costs	74,049	34,308
Other assets	550,887	563,271
Total assets	$3,855,906	$4,108,007

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable	$493,353	$532,891
Accrued wages and employee benefits	303,703	287,455
Deferred income	384,607	503,540
Other accrued liabilities	75,045	60,955
Line of credit	0	100,000
Notes payable – current	816,900	700,000
Total current liabilities	2,073,608	2,184,841
Accrued wages and employee benefits	129,543	124,561
Notes payable – long-term	4,423,958	2,041,667
Deferred tax liability	255,900	239,300
Total liabilities	6,883,009	4,590,369
Commitments
Stockholders' deficit
Capital stock
Preferred shares, par value $0.001 per share; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common shares, par value $0.001 per share; 30,000,000 shares authorized; shares issued and outstanding 1,750,832 and 2,369,354, respectively	1,751	2,369
Additional paid-in capital	17,129,212	20,286,663
Deficit	(20,158,066)	(20,771,394)
Total stockholders’ deficit	(3,027,103)	(482,362)
Total liabilities and stockholders’ deficit	$3,855,906	$4,108,007

The accompanying notes are an integral part of these consolidated financial statements.

UNILENS VISION INC.

CONSOLIDATED STATEMENTS OF INCOME

(Expressed in U.S. Dollars)

YEAR ENDED JUNE 30	2014	2013	2012
Revenues:
Sales	$6,163,396	$6,042,743	$6,181,449
Royalty income	2,242,925	2,089,013	2,539,696
Total revenue	8,406,321	8,131,756	8,721,145
Operating costs and expenses:
Cost of sales	3,834,198	3,748,976	3,772,414
Sales and marketing	1,599,512	1,639,523	1,548,283
Administration	1,280,872	1,288,780	1,311,189
Research and development	86,286	85,332	85,404
Total operating costs and expenses	6,800,868	6,762,611	6,717,290
Operating income	1,605,453	1,369,145	2,003,855
Other non-operating items:
Other income (expense)	13,151	10,249	(50,250)
Interest income	-	-	362
Interest expense	(194,915)	(115,036)	(299,447)
Total other non-operating items	(181,764)	(104,787)	(349,335)
Income before income tax expense	1,423,689	1,264,358	1,654,520
Income tax expense	467,377	431,732	510,582
Net income for the year	$956,312	$832,626	$1,143,938
Net income per common share:
Basic	$0.50	$0.35	$0.48
Diluted	$0.50	$0.35	$0.48
Weighted average number of common shares outstanding:
Basic	1,913,512	2,369,354	2,369,354
Effect of dilutive options	12,447	-	-
Diluted	1,925,959	2,369,354	2,369,354

The accompanying notes are an integral part of these consolidated financial statements.

UNILENS VISION INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. Dollars)

					Accumulated other comprehensive loss, net of tax
	Common Stock		Additional Paid-in Capital
	Number of shares	Amount		Deficit		Total
Balance, June 30, 2011	2,369,354	2,369	20,286,663	(21,894,989)	(29,997)	(1,635,954)
Common stock cash dividends paid				(426,484)		(426,484)
Accumulated other comprehensive loss, net of deferred tax					29,997	29,997
Income for the year				1,143,938		1,143,938
Balance, June 30, 2012	2,369,354	2,369	20,286,663	(21,177,535)	-	(888,503)
Common stock cash dividends paid				(426,485)		(426,485)
Income for the year				832,626		832,626
Balance, June 30, 2013	2,369,354	$2,369	$20,286,663	$(20,771,394)	$-	$(482,362)
Common stock repurchased for cash at $4.97 per share plus expenses in October 2013	(618,522)	(618)	(3,157,451)			(3,158,069)
Common stock cash dividends paid				(342,984)		(342,984)
Income for the year				956,312		956,312
Balance, June 30, 2014	1,750,832	$1,751	$17,129,212	$(20,158,066)	$-	$(3,027,103)

The accompanying notes are an integral part of these consolidated financial statements.

UNILENS VISION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEAR ENDED JUNE 30	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Income for the year	$956,312	$832,626	$1,143,938
Items not affecting cash:
Depreciation and amortization	208,898	207,414	170,700
Deferred tax expense	43,000	182,800	246,500
Loss on early extinguishment of term loan	-	-	51,638
Purchase of fitting sets and cabinets net of amortization	(51,964)	(349,842)	-
Change in working capital items	71,037	170,941	383,805
Net cash provided by operating activities	1,227,283	1,043,939	1,996,581
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment and other assets	(111,278)	(170,808)	(544,611)
Net cash used in investing activities	(111,278)	(170,808)	(544,611)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under term loans	3,218,791	-	3,500,000
Net borrowings under lines of credit	(100,000)	18,559	81,441
Loan financing costs	(55,535)	-	(59,265)
Repayment of borrowings under term loans	(719,600)	(700,000)	(4,774,045)
Common stock repurchased	(3,158,069)	-	-
Common stock dividends paid	(342,984)	(426,485)	(426,484)
Net cash used in financing activities	(1,157,397)	(1,107,926)	(1,678,353)
Change in cash and cash equivalents during the year	(41,392)	(234,795)	(226,383)
Cash and cash equivalents, beginning of year	140,182	374,977	601,360
Cash and cash equivalents, end of year	$98,790	$140,182	$374,977
Supplemental cash flow disclosure information:
Noncash investing and financing activities
Change in fair value of interest rate swap	$-	$-	$48,093
Cash paid during the year for interest	$169,921	$103,273	$278,522
Cash paid during the year for income taxes	$439,000	$407,000	$318,000
Cash received during the period from income tax refund	$214,963	$-	$-

Supplemental disclosure with respect to cash flows (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) JUNE 30, 2014

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

Due to their short maturities, the fair value of these financial instruments approximates their carrying values, unless otherwise noted. The carrying amount and estimated fair value of long-term notes payable was $4,423,958 and $4,423,958, respectively as of June 30, 2014. The fair value of long-term notes payable was estimated based on rates currently offered to the Company for debt with similar terms and maturities. There were no outstanding investments in derivative financial instruments as of June 30, 2014 and 2013.

Cash and cash equivalents

Cash and cash equivalents include short-term, highly liquid investments that are both readily convertible to known amounts of cash and whose original maturity is three months or less when purchased.

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2014

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances both insured or in excess of federally insured limits.

Accounts receivable

Accounts receivable consist of amounts due from contact lens sales to customers.  The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends.  Also included in this allowance is an amount for product returns, based on an analysis of the Company’s history of credit memos issued. Based on management’s review of accounts receivable, an allowance for doubtful accounts and product returns of $32,147 and $71,979 at June 30, 2014 and 2013, respectively, is considered adequate. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables.

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

Long-lived assets that are subject to depreciation and amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.  During the years ended June 30, 2014 and 2013, the Company determined that its property, plant and equipment were not impaired.

Other Assets

The Company provides optometric practitioners with in-office trial lenses to use in marketing programs to facilitate efficient and convenient fitting of contact lenses on their patients. These lenses are provided in fitting sets with our C-Vue trial lenses stored in a sturdy cabinet with the Unilens logo on it. We record the costs associated with the original fitting sets and cabinets to other long-term assets on our Consolidated Balance Sheet. We amortize such costs over their estimated useful lives, estimated to be three years, to selling, general and administrative expense on our Consolidated Statements of Income. At June 30, 2014 and 2013 costs associated with the original fitting sets and cabinets included in other long-term assets, was $401,806 and $349,842, respectively.

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

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2014

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

Advertising costs

The Company expenses advertising costs when incurred. Advertising expense was $224,445, $315,440 and $295,032 for the years ended June 30, 2014, 2013 and 2012, respectively; there were no advertising costs that met the criteria for capitalization.

Research and development costs

Research and development costs are expensed as incurred. The amounts charged to operations during the years ended June 30, 2014, 2013 and 2012 were $86,286, $85,332 and $85,404, respectively.

Income per common share

Basic income per common share is calculated by dividing the income for the year by the weighted-average number of common shares outstanding during the year.

Diluted income per common share is calculated using the treasury stock method.  Under the treasury stock method, the weighted average number of common shares outstanding used for the calculation of diluted income per share assumes that the proceeds to be received on the exercise of dilutive stock options and warrants are used to repurchase common shares at the average market price during the year. As of June 30, 2014 the Company has 140,000 options outstanding. The effect of the dilutive options adds 12,447 shares to the 1,913,512 basic weighted average shares outstanding resulting in diluted weighted average shares outstanding of 1,925,959.

Stock-based compensation and stock options

Stock-based payments are recorded using the fair value method of accounting for stock options.  Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. There was no stock compensation expense attributable to stock options charged against income during the years ended June 30, 2014, 2013 and 2012, since no options were granted during those years, and all options outstanding at the beginning of the years were fully vested.

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

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2014

Accounting for uncertainty in income taxes is determined based on US GAAP, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. US GAAP also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. As of June 30, 2014, the Company had no uncertain tax positions that require disclosure or accrual. The tax returns for the 2010 through 2013 tax years are still open for examination by the Internal Revenue Service.

Recent accounting pronouncements adopted

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers". The update is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principal of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This standard will be effective for financial statements issued by public companies for annual reporting periods beginning after 15 December 2016. Early adoption is not permitted. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

Other recent pronouncements issued by the FASB, the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.           INVENTORIES

	2014	2013
Raw materials	$265,864	$297,658
Work in progress	35,762	39,141
Finished goods	412,221	463,424
	713,847	800,223
Less allowance for obsolescence	15,868	14,207
	$697,979	$786,016

All inventories are pledged as collateral on loans (Note 6)

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2014

4.             PROPERTY, PLANT AND EQUIPMENT

		2014			2013
		Accumulated Depreciation	Net Book Value		Accumulated Depreciation	Net Book Value
	Cost			Cost

Plant and equipment	$5,075,880	$4,355,480	$720,400	$5,100,784	$4,320,847	$779,937
Office equipment	677,638	510,369	167,269	614,269	481,501	132,768
Leasehold improvements	302,013	285,501	16,512	299,577	276,677	22,900
Machinery under construction	-	-	-	23,861	-	23,861
	$6,055,531	$5,151,350	$904,181	$6,038,491	$5,079,025	$959,466

Depreciation expense of property, plant and equipment was $208,898, $207,414 and $170,700 during 2014, 2013 and 2012, respectively.  All property, plant and equipment are pledged as collateral on loans (Note 6).

5.             ROYALTY AGREEMENT

On October 26, 2001, we licensed the exclusive worldwide rights to our multi-focal soft contact lens design to Bausch + Lomb.  In April 2013 we extended this licensing agreement and granted Bausch + Lomb an exclusive worldwide license to use Unilens’ new multifocal technology. Under the terms of the agreement, Bausch + Lomb manufactures and markets cast-molded multi-focal soft contact lenses using the Company’s technologies.  For this, Bausch + Lomb pays the Company an existing royalty ranging from two to five percent of the product’s worldwide net sales for as long as they manufacture and sell products utilizing these technologies.  During the years ended June 30, 2014, 2013 and 2012, the Company recorded $2,242,925, $2,089,013 and $2,539,696, respectively, in Bausch + Lomb royalty revenues. The principal United States patent related to this license is pledged as collateral on loans (Note 6).

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

Amortizable costs related to the Hancock Bank term loan facility and line of credit, were $59,265. As part of the Hancock Bank refinancing, the Company expensed $51,638 of loan costs associated with the previous Regions Bank term loan facility and line of credit which is included in other expense in the June 30, 2013 year.

Also as part of the Hancock Bank refinancing the previous interest rate swap with Regions Bank was unraveled and the interest rate swap agreement was terminated. The Company was required to pay a swap breakage fee of $54,195 which is included in interest expense in the June 30, 2013 year. In addition, the Company reclassified into earnings in the June 30, 2013 year, all of the unrealized losses on the cash flow hedge included in accumulated other comprehensive loss.

On October 4, 2013, the Company funded a 618,522 common stock share repurchase (See Note 8) through a $3,300,000 expansion and modification of the existing term loan and line of credit provided by Hancock Bank. The term loan facility is amortized over a longer seven-year period, and the line of credit is reduced to a maximum of $750,000. Both the term loan and line of credit bear interest at a floating rate of 30-day LIBOR plus 3.5%.

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2014

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

The Company was in compliance with all financial covenants except the Minimum Tangible Net Worth covenant. In August 2014 the Company received a waiver for this financial covenant non-compliance. There were no additional term loan principal prepayments due, and the Company had an outstanding balance on the Hancock Bank term loan of $5,240,858, and no outstanding balance on the line of credit at June 30, 2014.

The required principal payments under the term loan and line of credit facilities over the next five years and   thereafter are as follows:

	Term loan principal payments	Line of credit principal payments	Total principal payments
Year ended June 30,
2015	$816,900	$-	$816,900
2016	816,900	-	816,900
2017	816,900	-	816,900
2018	816,900	-	816,900
2019	816,900	-	816,900
Thereafter	1,156,358	-	1,156,358
Total notes payable	5,240,858	-	5,240,858
Less: current maturities	816,900	-	816,900
Notes payable long-term	$4,423,958	$-	$4,423,958

7.             OPERATING LEASES

The Company leases through Unilens Corp. USA, a combined office and manufacturing facility, and a storage facility in Largo, Florida and a sales office in Clearwater, Florida.

During the fourth quarter of fiscal year 2013, the Company negotiated a new Largo lease agreement. Effective July 1, 2013 the five-year lease agreement, calls for approximate monthly rental payments of $13,534. The lease term is through June 30, 2018 with a five-year renewal option. In January 2013 the Company entered a one-year lease agreement for extra space in Largo, which calls for approximate monthly rental payments of $519. Currently rental payments are on a month to month basis.

The current Clearwater lease agreement was negotiated in April 2012 starting June 1, 2012, and has a lease term expiration of July 31, 2015. This lease calls for approximate monthly rental payments of $2,619, with an escalation of rental payments based on increases in the landlord’s operating expenses, utility costs and real estate taxes.

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2014

The Company from time to time also rents certain office equipment under operating leases with lease terms of less than one year.

Rent expense under all operating leases was approximately $218,000, $250,000 and $238,000 for the years ended June 30, 2014, 2013 and 2012, respectively.

Minimum future lease payments under operating leases, which have an initial or remaining non-cancelable lease term in excess of one year, over the next five years and thereafter are approximately as follows:

Year ended June 30,	Operating leases
2015	$207,708
2016	178,543
2017	175,892
2018	175,892
2019 and thereafter	-
Total	$738,035

8.             CAPITAL STOCK

On October 4, 2013, the Company repurchased 618,522 shares of its common stock, representing approximately 26% of its total shares outstanding, from its then largest outside stockholder, Baker Street Capital L.P. The aggregate purchase price was approximately $3,074,054, or $4.97 per share.  The repurchased shares were returned to the Company’s treasury and subsequently cancelled, leaving 1,750,832 shares outstanding.

The Company funded the common stock share repurchase through a $3.3 million expansion and modification of the existing term loan and line of credit provided by Hancock Bank (See Note 6).  Costs related to the stock repurchase were $84,015, and were charged to stockholders’ equity while costs related to the expansion and modification of the existing term loan and line of credit, were $55,535, and were charged to deferred loan costs which are amortized over the life of the amended 7-year term loan facility.

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

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2014

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

Fiscal Year	Special Dividend	Quarterly Dividend	Total Dividend
2007	$0.250	$0.225	$0.475
2008	$0.300	$0.360	$0.660
2009	$0.300	$0.360	$0.660
2010	$0.000	$0.360	$0.360
2011	$0.000	$0.315	$0.315
2012	$0.000	$0.180	$0.180
2013	$0.000	$0.180	$0.180
2014	$0.000	$0.180	$0.180

On August 1, 2014 the Board of Directors declared the fiscal year 2015 first quarter cash dividend of $0.045 per share, payable August 22, 2014 to stockholders of record on August 11, 2014.

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

At the annual general meeting held on March 25, 2010, the stockholders approved the Unilens’ Incentive Stock Option Plan. The initial maximum number of shares available for option grants under theadopted Stock Option Plan is 236,935.

The following table describes the number and the exercise price of options that have been granted, exercised, or cancelled under the current Incentive Stock Option Plan during the years ended June 30, 2014 and 2013:

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2014

	Number of Options	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding, June 30, 2012	160,000	$4.83	7.67 Years	$0.00
Exercised	-	-
Granted
Employees	-	-
Consultants	-	-
Sub-total granted	-	-
Expired/cancelled	(20,000)	$4.83
Outstanding, June 30, 2013	140,000	$4.83	6.67 Years	$0.00
Exercised	-	-
Granted
Employees	-	-
Consultants	-	-
Sub-total granted	-	-
Expired/cancelled	-	-
Outstanding, June 30, 2014	140,000	$4.83	5.67 Years	$233,800
Options exercisable, June 30, 2014	140,000	$4.83	5.67 Years	$233,800

(1)     The intrinsic value of a stock option is the amount by which the market value (closing price at June 30, 2014, 2013 and 2012 - $6.50, $3.67 and $3.45) exceeds the exercise price. The aggregate intrinsic value at June 30, 2013 and 2012 is $0.00 since the closing price is less than the exercise price. The aggregate intrinsic value on June 30, 2014 is $233,800, since the closing price is $1.67 higher than the exercise price.

As of June 30, 2014 the Company has 140,000 options outstanding, which expire March 1, 2020, and an additional 96,935 options available for future grants under the existing Incentive Stock Option Plan.

Cash proceeds, tax benefits and intrinsic value related to options exercised during the three years ended June 30, 2014, 2013 and 2012 are provided in the following table:

	2014	2013	2012
Proceeds from stock options exercised	$ 0	$ 0	$ 0
Tax benefit related to stock options exercised	$ 0	$ 0	$ 0
Intrinsic value of stock options exercised	$ 0	$ 0	$ 0

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

No options have been granted during the years ended after June 30, 2010.

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2014

9.          SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2014	2013	2012
Cash provided by (used in):
Accounts and royalties and other receivables	$(113,164)	$183,652	$474,834
Inventories	88,037	(211,284)	103,943
Prepaid expenses and other assets	18,976	(48,522)	(18,118)
Accounts payable and accrued liabilities	(123,151)	405,164	(175,171)
Income taxes payable	200,339	(158,069)	(1,683)
Change in non-cash working capital items	$71,037	$170,941	$383,805

During the years ended June 30, 2014 and 2012, we had capital equipment non-cash investing activity of $42,335 and $72,689.

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

Volume of business risk

The Company has a supply agreement with one supplier for the manufacture of its molded C-Vue multifocal, C-Vue Hydravue and the new C-Vue ADDvantage multifocal lenses, which accounts for approximately 45%, 46% and 49% of the Company’s annual sales during years the years ended June 30, 2014, 2013 and 2012, respectively.  The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. The Company has concentrations in the volume of purchases it conducts with this supplier. For the year ended June 30, 2014, purchases from this supplier accounted for approximately 16% of the total cost of goods sold by the Company (2013-17%, 2012-10%).  At June 30, 2014, the Company owed this supplier approximately $201,000 (2013- $133,000). There is no assurance that an alternate supplier can successfully manufacture these lenses to the Company’s specifications, on acceptable terms, or within the constraints of the exclusive license agreement with Bausch + Lomb.

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

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2014

	2014	2013	2012
Disposable lenses	$3,287,118	$3,270,337	$3,473,498
Custom soft lenses	2,144,969	1,908,518	1,724,759
Gas permeable lenses	315,915	352,548	376,363
Replacement and other lenses	415,394	511,340	606,829
Total sales	$6,163,396	$6,042,743	$6,181,449

12.          INCOME TAXES

A reconciliation of income taxes at the Federal statutory rate to the Company’s effective rate for the years ended June 30, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Statutory expense at the federal rate of 34%	$484,054	$429,882	$562,536
State tax expense, net of federal effect	(27,716)	(15,964)	(17,172)
Non-deductible (deductible) expenses	11,039	17,814	17,452
State refund	-	-	(52,234)
	$467,377	$431,732	$510,582

Income tax expense for the years ended June 30, 2014, 2013 and 2012 consists of the following:

	2014	2013	2012
Current income taxes	$424,377	$248,932	$264,082
Change in net deferred income taxes	43,000	182,800	246,500
	$467,377	$431,732	$510,582

The components giving rise to the deferred tax assets (liabilities) for the years ended June 30, 2014 and 2013 is as follows:

	2014	2013
Deferred tax assets (liabilities)
Inventory allowance	$5,700	$5,100
Allowance for bad debt, returns, and allowances	11,600	25,900
Tax depreciation of property, plant & equipment	(409,100)	(378,900)
Tax depreciation of intangibles	14,200	31,200
Other timing differences	143,200	146,900
Loss carry forward – Florida	85,200	63,600
Net deferred tax (liability) asset	(149,200)	(106,200)
Less current portion – deferred tax asset	(106,700)	(133,100)
Long-term portion	$(255,900)	$(239,300)

UNILENS VISION INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Expressed in U.S. Dollars) JUNE 30, 2014

The Company has state net operating loss carryforwards of approximately $2,300,000 at June 30, 2014.  State NOL carryforwards begin to expire in 2030.  Management has concluded it is more likely than not that such carryforwards will be realized and, as such, has not recorded a valuation allowance at June 30, 2014.

During the year ended June 30, 2012, the Company was notified by the State of Florida that it would be examining the Company’s income tax returns for the fiscal years ended June 30, 2010, 2009 and 2008. The examination is complete and resulted with an income tax refund of $52,234.

13.          RETIREMENT PLANS

The Company maintains a 401(k) profit-sharing plan that covers substantially all of its employees.  Contributions are made at the Company’s discretion.  For the years ended June 30, 2014, 2013 and 2012, the Company contributed to the plan $109,790, $92,229, and $78,474 respectively.  The Company does not have any liabilities for the plan as of June 30, 2014.

14.          CONTINGENCY

The Company has employment agreements with three members of senior management.  These agreements contain terms for which certain benefits are payable upon termination or a change-of-control.

Report of Independent Registered Public Accounting Firm on Schedule

Board of Directors

Unilens Vision Inc.

In connection with our audits of the consolidated financial statements of Unilens Vision Inc. referred to in our report dated September 29, 2014, we have also audited Schedule I for the years ended June 30, 2014 and 2013.  In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Warren Averett, LLC

Warren Averett, LLC

Tampa, Florida

September 29, 2014

Unilens Vision Inc.

Schedule I

Valuation and Qualifying Accounts

Years Ended June 30, 2014 and 2013

		Additions
	Balance Beginning of Year	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance End of Year

June 30, 2014

Allowance for doubtful accounts	$42,868	$(4,325)		$(22,070)(1)	$16,473
Allowance for returns	29,111		$241,781(2)	(255,218)	15,674
Total allowance for doubtful accounts and returns	71,979	(4,325)	241,781	(277,288)	32,147
Allowance for inventory	14,207			1,661 (3)	15,868
Total	$86,186	$(4,325)	$241,781	$(275,627)	$48,015

June 30, 2013

Allowance for doubtful accounts	$61,015	$(12,984)		$(5,163)(1)	$42,868
Allowance for returns	40,162		$270,522(2)	(281,573)	29,111
Total allowance for doubtful accounts and returns	101,177	(12,984)	270,522	(286,736)	71,979
Allowance for inventory	12,943			1,264 (3)	14,207
Total	$114,120	$(12,984)	$270,522	$(285,472)	$86,186

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

ITEM 9A. controls and procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Annual Report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control-Integrated Framework. Based on its assessment, as of June 30, 2014, management believes the Company’s internal control over financial reporting is effective.

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

The information to be set forth in the Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information to be set forth in the Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

iTEM 12. security ownership of certain BENEFICIAL owners and management and related stockholder matters

The information to be set forth in the Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

iTEM 13. certain relationships and related transactions, and director independence

The information to be set forth in the Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information to be set forth in the Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. exhibits and financial statement schedules

(a) The following financial statements and financial statement schedules are filed as part of this report:

     (1)     Auditors’ Report on the consolidated balance sheets as at June 30, 2014 and 2013, and the consolidated statements of income, stockholders’ deficit and cash flows for the years ended June 30, 2014, 2013 and 2012;

     (2)      Consolidated balance sheets as at June 30, 2014 and 2013;

     (3)      Consolidated statements of income for each of the years ended June 30, 2014, 2013 and 2012;

     (4)      Consolidated statements of stockholders’ deficit for the periods referred to in (3) above;

     (5)      Consolidated statements of cash flows for the periods referred to in (3) above;

     (6)      Notes to the consolidated financial statements;

     (7)      Report of independent registered public accounting firm on Schedule;

     (8)     Schedule of valuation and qualifying accounts.

(b) The following exhibits are filed as part of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) or Furnished (‡) Herewith (as indicated)
3.2	Certificate of Incorporation Unilens Vision Inc. (Delaware)	10-K	001-17861	3.2	09/28/2010
3.3	Unilens Vision Inc. By-Laws (Delaware)	10-K	001-17861	3.3	09/28/2010
10.1	Loan, Security Agreement and Promissory Note dated August 26, 2008 by and between Bank of America, N.A. and Unilens Corp. USA.	20-F	0-18760	2.5	12/30/2008
10.2	Credit and Security Agreement, Term Note and Revolving Credit Note dated November 9, 2009 between Regions Bank and Unilens Corp. USA.	20-F	001-17861	2.6	12/28/2009
10.3	License Agreement, dated October 25, 2001.	20-F	0-18760	4.1	03/15/2004
10.4	Private Label Supply Agreement dated June 4, 2002, between Unilens Vision Inc. and Bausch + Lomb Incorporated.	20-F	0-18760	4.2	03/15/2004
10.5	Unilens Vision Inc. Incentive Stock Option Plan – 2004	20-F	0-18760	4.10	03/15/2004
10.6	Asset Purchase Agreement, dated as of February 23, 2005, by and between Unilens Corp. USA and CIBA Vision Corporation.	20-F	0-18760	4.14	12/30/2005
10.7	Severance Compensation Agreement, dated July 1, 2005, between Unilens Corp. USA, Unilens Vision Inc. and Michael J. Pecora.	20-F	0-18760	4.15	12/30/2005
10.8	Severance Compensation Agreement, dated September 6, 2006, between Unilens Corp. USA, Unilens Vision Inc. and Kelly McKnight-Goelz.	20-F	0-18760	4.16	12/29/2006
10.9	Lease Agreement, dated May 4, 2006 between, Center Family, LTD. as Landlord, and Unilens Corp. USA as Tenant.	20-F	0-18760	4.17	12/29/2006
10.10	Consulting Agreement dated July 2, 2007 between Unilens Vision Inc. and Alfred W. Vitale.	20-F	0-18760	4.18	12/28/2007
10.11	Lease Agreement, dated July 1, 2008, between Unilens Corp. USA as Lessee and FIVE AND TWO ASSOCIATES as Lessor.	20-F	0-18760	4.19	12/30/2008
10.12	Addendum to Lease Agreement, dated May 4, 2006 between, Center Family, LTD. as Landlord, and Unilens Corp. USA as Tenant.	20-F	001-17861	4.20	12/28/2009
10.13	Asset Purchase Agreement, dated as of November 30, 2008, by and among Unilens Corp. USA and Aero Contact Lens, Inc.	20-F	001-17861	4.21	12/28/2009
10.14	Share Purchase Agreement Between UniInvest Holding AG, In Liquidation And Unilens Vision, Inc. Dated as of November 6, 2009.	20-F	001-17861	4.22	12/28/2009
10.15	Unilens Vision Inc. Incentive Stock Option Plan	10-K	001-17861	10.15	09/28/2010
10.16	Joinder Agreement and First Amendment to Credit and Security Agreement and Other Loan Documents, Amended and Restated Term Note and Revolving Credit Note dated August 12, 2010 between Regions Bank and Unilens Corp. USA. and Unilens Vision Sciences Inc.	10-K	001-17861	10.16	09/28/2010
10.17	Confirmation letter dated as of August 10, 2010 among Unilens Corp. USA and Regions Bank confirming terms and conditions of Swap Transaction.	10-Q	001-17861	10.1	11/15/2010
10.18	Second Amendment to Credit and Security Agreement and Other Loan Documents dated March 31, 2011 between Regions Bank and Unilens Corp. USA. and Unilens Vision Sciences Inc.	8-K	001-17861	10.1	04/04/2011
10.19	Second Amended and Restated Term Note dated March 31, 2011 between Regions Bank and Unilens Corp. USA. and Unilens Vision Sciences Inc.	8-K	001-17861	10.2	04/04/2011
10.20	Ratification and Consent of Guaranty dated March 31, 2011 between Regions Bank and Unilens Vision, Inc.	8-K	001-17861	10.3	04/04/2011
10.21	Master Agreement and Interim Schedule dated April 14, 2011 among Unilens Corp. USA and Regions Equipment Finance, LTD. and Regions Equipment Finance Corporation.	10-Q	001-17861	10.1	05/16/2011
10.22	Severance Compensation Agreement, dated September 14, 2011, between Unilens Corp. USA, Unilens Vision Inc. and Leonard F. Barker.	10-K	001-17861	10.22	09/28/2011
10.23	Credit and Security Agreement dated May 17, 2012 between Hancock Bank and Unilens Corp. USA., and Unilens Vision Sciences Inc.	8-K	001-17861	10.1	05/25/2012
10.24	Commercial Term Note dated May 17, 2012 between Hancock Bank and Unilens Corp. USA., and Unilens Vision Sciences Inc.	8-K	001-17861	10.2	05/25/2012
10.25	Commercial Revolving Line of Credit Note dated May17, 2012 between Hancock Bank and Unilens Corp. USA., and Unilens Vision Sciences Inc.	8-K	001-17861	10.3	05/25/2012
10.26	Patent Security Agreement dated May17, 2012 between Hancock Bank and Unilens Corp. USA.	8-K	001-17861	10.4	05/25/2012
10.27	Continuing Guaranty dated May 17, 2012 between Hancock Bank and Unilens Corp. USA., and Unilens Vision Sciences Inc.	8-K	001-17861	10.5	05/25/2012
10.28	Amendment to License Agreement, dated October 25, 2001	10-K	001-17861	10.28	09/30/2013
10.29	Amendment to Private Label Supply Agreement dated June 4, 2002, between Unilens Vision Inc. and Bausch + Lomb Incorporated.	10-K	001-17861	10.29	09/30/2013
10.30	Amendment No. 2 to Private Label Supply Agreement dated June 4, 2002, between Unilens Vision Inc. and Bausch + Lomb Incorporated	10-K	001-17861	10.30	09/30/2013
10.31	Amended and Restated Credit and Security Agreement dated	8-K	001-17861	10.1	10/08/2013
	October 3, 2013 between Hancock Bank and Unilens Corp. USA., and Unilens Vision Sciences Inc.
10.32	Commercial Term Note dated October 3, 2013 between Hancock Bank and Unilens Corp. USA., and Unilens Vision Sciences Inc.	8-K	001-17861	10.2	10/08/2013
10.33	Commercial Revolving Line of Credit Note dated October 3, 2013 between Hancock Bank and Unilens Corp. USA., and Unilens Vision Sciences Inc.	8-K	001-17861	10.3	10/08/2013
10.34	Loan Modification and Extension Agreement dated October 3, 2013 between Hancock Bank and Unilens Corp. USA., and Unilens Vision Sciences Inc.	8-K	001-17861	10.4	10/08/2013
10.35	Stock Purchase Agreement Between Unilens Vision, Inc. and Baker Street Capital L.P. Dated as of October 4, 2013.	8-K	001-17861	10.5	10/08/2013
14.1	Code of Ethics	20-F	001-17861	11.1	12/30/2004
21.1	List of Subsidiaries					†
31.1	Certification of Michael J. Pecora Pursuant to Rule 13a-14(a)					†
31.2	Certification of Leonard F. Barker Pursuant to Rule 13a-14(a)					†
32.1	Certification of Michael J. Pecora Pursuant to 18 U.S.C. Section 1350					†
32.2	Certification of Leonard F. Barker Pursuant to 18 U.S.C. Section 1350					†

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNILENS VISION INC.
A Delaware Corporation
Date: September 29, 2014	By:	/s/ Michael J. Pecora
Michael J. Pecora
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Michael J. Pecora	President, Chief Executive Officer	September 29, 2014
Michael J. Pecora	(principal executive officer),
Director and Chairman of the Board

/s/ Leonard F. Barker	Vice President, Chief Financial Officer	September 29, 2014
Leonard F. Barker	and Secretary (principal financial officer
and principal accounting officer)

/s/Nicholas Bennett	Director	September 29, 2014
Nicholas Bennett

/s/Adrian Lupien	Director	September 29, 2014
Adrian Lupien