Form 10-Q
period 2014-09-30
UNILENS VISION INC
filed 2014-11-14
CIK 852564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

As of November 14, 2014 there were 1,750,832 outstanding shares of common stock.

UNILENS VISION INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2014

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

Unilens Vision Inc.

Condensed Consolidated Balance Sheets

September 30, 2014 (Unaudited) and June 30, 2014

	September 30, 2014	June 30, 2014
ASSETS
Current
Cash and cash equivalents	$77,354	$98,790
Accounts receivable, net of allowance of $33,839 and $32,147 at September 30, 2014 and June 30, 2014, respectively	743,728	740,423
Royalties and other receivables	607,748	587,328
Inventories	701,571	697,979
Prepaid expenses	49,356	69,851
Income taxes receivable	-	11,613
Deferred loan costs – current	14,105	14,105
Deferred tax asset – current	110,100	106,700
Total current assets	2,303,962	2,326,789
Property, plant, and equipment, net of accumulated depreciation of $5,205,303 and $5,151,350 at September 30, 2014 and June 30, 2014, respectively	1,011,489	904,181
Deferred loan costs	70,523	74,049
Other assets	590,475	550,887
Total assets	$3,976,449	$3,855,906
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable	$517,502	$493,353
Accrued wages and employee benefits	278,183	303,703
Deferred income	360,222	384,607
Other accrued liabilities	102,043	75,045
Income taxes payable	38,383	-
Line of credit	100,000	-
Note payable – current	816,900	816,900
Total current liabilities	2,213,233	2,073,608
Accrued wages and employee benefits	132,916	129,543
Note payable – long-term	4,219,733	4,423,958
Deferred tax liability	246,400	255,900
Total liabilities	6,812,282	6,883,009
Stockholders’ deficit
Capital stock
Preferred shares, par value $0.001 per share; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common shares, par value $0.001 per share; 30,000,000 shares authorized; shares issued and outstanding 1,750,832	1,751	1,751
Additional paid-in capital	17,129,212	17,129,212
Deficit	(19,966,796)	(20,158,066)
Total stockholders’ deficit	(2,835,833)	(3,027,103)
Total liabilities and stockholders’ deficit	$3,976,449	$3,855,906

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Unilens Vision Inc.

Condensed Consolidated Statements of Income and Changes in Accumulated Deficit

For Three Months Ended September 30, 2014 and 2013

 (Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

Revenues:
Sales	$1,635,236	$1,579,205
Royalty income	606,254	479,614
Total revenues	2,241,490	2,058,819
Operating costs and expenses:
Cost of sales	991,633	971,019
Sales and marketing	398,903	376,274
Administration	375,812	357,785
Research and development	21,664	21,422
Total operating costs and expenses	1,788,012	1,726,500
Operating income	453,478	332,319
Other non-operating items:
Other income	3,831	3,852
Net interest expense	(54,156)	(26,563)
Total other non-operating items:	(50,325)	(22,711)
Income before income tax expense	403,153	309,608
Income tax expense	133,095	95,047
Net income for the period	270,058	214,561
Deficit, beginning of period	(20,158,066)	(20,771,394)
Dividends paid	(78,788)	(106,621)
Deficit, end of period	$(19,966,796)	$(20,663,454)
Net income per common share:
Basic	$0.15	$0.09
Diluted	$0.15	$0.09
Weighted average number of common shares outstanding during the period:
Basic	1,750,832	2,369,354
Effect of dilutive options	39,506	-
Diluted	1,790,338	2,369,354

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Unilens Vision Inc.

Condensed Consolidated Statements of Cash Flows

For Three Months Ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

Cash Flows from Operating Activities
Net income for the period	$270,058	$214,561
Items not affecting cash:
Depreciation and amortization	53,953	55,584
Deferred tax (benefit) expense	(12,900)	39,800
Purchase of fitting sets and cabinets net of amortization	(18,440)	(27,654)
Change in working capital items	30,167	68,137
Net cash provided by operating activities	322,838	350,428
Cash Flows from Investing Activities
Purchase of property, plant and equipment and other assets	(161,261)	(50,915)
Net cash used in investing activities	(161,261)	(50,915)
Cash Flows from Financing Activities
Repayment of borrowings under term loan	(204,225)	(175,000)
Net borrowings under line of credit	100,000	99,965
Common stock dividends paid	(78,788)	(106,621)
Net cash used in financing activities	(183,013)	(181,656)
Change in cash and cash equivalents during the period	(21,436)	117,857
Cash and cash equivalents, beginning of period	98,790	140,182
Cash and cash equivalents, end of period	$77,354	$258,039
Supplemental cash flow disclosure information:
Cash paid during the period for interest	$50,742	$23,408
Cash paid during the period for income taxes	$96,000	$0

  The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2014

(Unaudited)

Note 1 — Basis of Presentation and Consolidation

Basis of Presentation

Unilens Vision Inc. operates through our wholly-owned subsidiary, Unilens Corp. USA, located in Largo, Florida. The accompanying condensed consolidated financial statements (the “Financial Statements”) for the interim periods ended September 30, 2014 and 2013 (the “Interim Period”) are i) prepared on the basis of accounting principles generally accepted in the United States, ii) conform in all material respects with accounting principles generally accepted in Canada, and iii) are unaudited, but in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, operations, and changes in financial results of the Interim Period.  The Financial Statements are not necessarily indicative of the results to be expected for the full year.  The Financial Statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements, and therefore should be read in conjunction with our audited financial statements for the year ended June 30, 2014. Additional information concerning us is contained in the Management Discussion and Analysis included in this quarterly report.

Basis of Consolidation

These consolidated financial statements include the accounts of Unilens Vision Inc. and its wholly-owned subsidiary, Unilens Corp. USA and its wholly-owned subsidiary, Unilens Vision Sciences Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2 — Stock-Based Compensation, Stock Options and Stock

Stock-based payments are recorded using the fair value method of accounting for stock options. There was no   stock compensation expense attributable to stock options charged against income for the fiscal quarters ended September 30, 2014 and 2013, since no options were granted during such periods and all options outstanding at the beginning of such periods were fully vested.

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

The following table describes the number and the exercise price of options that have been granted, exercised, or cancelled under the Stock Option Plan approved on March 25, 2010 during the three month period ended September 30, 2014:

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2014

 (Unaudited)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, beginning of year	140,000	$4.83	5.67 Years
Exercised	-
Granted
Directors/Employees	-
Consultants	-
Sub-total granted	-
Expired/cancelled	-
Outstanding, end of period	140,000	$4.83	5.42 Years
Options exercisable, end of period	140,000	$4.83	5.42 Years

As of September 30, 2014 we have 140,000 options outstanding and an additional 96,935 options available for future grants under the existing Incentive Stock Option Plan.

There was no cash proceeds, related to options exercised during the three months ended September 30, 2014, as no options were exercised.

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

As of September 30, 2014 the aggregate intrinsic value of options outstanding and options exercisable was $389,200 based on the closing price of our common shares on September 30, 2014 of $7.61.

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

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2014

(Unaudited)

Note 4 — Inventories

	As of September 30, 2014	As of June 30, 2014

Raw materials	$294,166	$265,864
Work in progress	42,917	35,762
Finished goods	379,188	412,220
	716,271	713,846
Less allowance for obsolescence	14,700	15,867
	$701,571	$697,979

Note 5 — Supplemental Disclosure with Respect to Cash Flows

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

Cash provided by (used in):
Accounts and royalties and other receivables	$(23,725)	$14,237
Inventories	(3,592)	106,377
Prepaid expenses and other assets	2,873	(58,810)
Accounts payable and accrued liabilities	4,615	(48,914)
Income taxes receivable	49,996	55,247
Change in working capital items	$30,167	$68,137

Note 6 — Revenue Information

All of our assets and operations are located in the United States in one business segment. Our revenues are derived from royalty income received from our exclusive agreement with Bausch + Lomb Incorporated (“Bausch + Lomb”), for the use of our patented multifocal designs and technology, and from sales from our specialty optical lens business, which manufactures and distributes optical products that use our proprietary design and manufacturing technology. Sales from our specialty optical lens business come from the following lens categories, for the three months ended September 30, 2014 and 2013:

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2014

(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013(1)

Disposable lenses	$846,289	$813,046
Custom soft lenses	613,631	558,773
Gas permeable lenses	72,681	81,686
Replacement and other lenses	102,635	125,700
Total sales	$1,635,236	$1,579,205

(1) Certain sales from our specialty optical lens business have been reclassified to the current year reporting lens categories.

Note 7 — Term Loan and Line of Credit

On May 23, 2012, the Company closed on a new $3,500,000 5-year term loan facility and a $1,500,000 line of credit with Hancock Bank, which replaced the term loan facility and line of credit entered into with Regions Bank, for the January 20, 2010, Company common stock repurchase of 2,188,861 shares from its then largest stockholder for $3.15 per share.

On October 4, 2013, the Company funded a 618,522 common stock share repurchase through a $3,300,000 expansion and modification of the existing term loan and line of credit provided by Hancock Bank. The term loan facility is amortized over a longer seven-year period, and the line of credit is reduced to a maximum of $750,000. Both the term loan and line of credit bear interest at a floating rate of 30-day LIBOR plus 3.5%.

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

Monthly interest only payments are due under the Hancock Bank line of credit, with the maximum borrowings at any time not to exceed the lesser of (i) $750,000 or (ii) a sum equal to 85% of Eligible royalty receivables, plus 75% of Eligible Accounts Receivables plus 50% of Eligible Raw Material and Finished Goods Inventory. The maximum borrowing amount under this line of credit facility at September 30, 2014 was $750,000. The line of credit is renewed annually and matures on February 1, 2015.

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

The Company was in compliance with all financial covenants, there were no additional term loan principal prepayments due, and there was an outstanding balance of $100,000 on the Hancock Bank line of credit, and $5,036,633 outstanding on the term loan at September 30, 2014.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2014

(Unaudited)

Note 8 — Other Assets

The Company provides optometric practitioners with in-office trial lenses to use in marketing programs to facilitate efficient and convenient fitting of contact lenses on their patients. These lenses are provided in fitting sets with our C-Vue trial lenses stored in a sturdy cabinet with the Unilens logo on it. We record the costs associated with the original fitting sets and cabinets to other long-term assets on our Condensed Consolidated Balance Sheet. We amortize such costs over their estimated useful lives to selling, general and administrative expense on our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit. At September 30, 2014 unamortized costs associated with the original fitting sets and cabinets, included in other long-term assets was $420,246.

Note 9 — Recent Accounting Standards

Recent codified pronouncements by the FASB are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 10 — Subsequent Events

On October 29th 2014, the Company closed on a $300,000 5-year term loan with Hancock Bank. The proceeds will be used to finance a new piece of manufacturing equipment. Costs related to the term loan were $1,223. The term loan bears interest at a fixed rate of 4.25%, and the minimum monthly principal payment is $5,567 plus accrued interest. The term loan is secured by a security interest in favor of Hancock Bank on the new manufacturing equipment.

On November 3, 2014, our Board of Directors declared our regular quarterly cash dividend, at the rate of $0.045 per common share, payable November 28, 2014, to stockholders of record at the close of business on November 14, 2014. This is the 33rd consecutive quarterly cash dividend declared.

Report of Independent Registered Public Accounting Firm

Board of Directors

Unilens Vision Inc.

Largo, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Unilens Vision Inc. as of September 30, 2014 and the related condensed consolidated statements of income and changes in accumulated deficit for the three month periods ended September 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the three month periods ended September 30, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the management of Unilens Vision Inc.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statement referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Unilens Vision Inc. as of June 30, 2014 and the related consolidated statements of income, stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated September 29, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed  consolidated balance sheet as of June 30, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Warren Averett, LLC

Tampa, Florida

November 14, 2014

Item 2 – Management’s Discussion & Analysis of Financial Condition and Results of Operations

The following management discussion and analysis (“MDA”) provides information on the activities of Unilens Vision Inc. and should be read in conjunction with our quarterly condensed consolidated financial statements and notes thereto for the three months ended September 30, 2014 (the “Financial Statements”), as well as our Annual Report on Form 10-K for the fiscal year June 30, 2014, filed with the Securities and Exchange Commission.  The Financial Statements have been prepared in United States dollars and in conformity with United States generally accepted accounting principles (“US GAAP”). Unless otherwise indicated, all dollar amounts disclosed in this MDA are expressed in United States Dollars.

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

Overview

We license, manufacture, distribute and market specialty optical contact lens products using proprietary design and manufacturing technology. Our products are sold solely to eye care professionals, primarily in the United States, through in house and outside sales representatives and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our specialty optical lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses. During the three months ended September 30, 2014 the Company’s C-Vue disposable products accounted for approximately 52% of sales.

Sales of our specialty optical lens products accounted for the largest percentage of our total revenues, constituting approximately 73% while royalty income derived from our exclusive license of our patented multifocal design to Bausch + Lomb was approximately 27% during the three months ended September 30, 2014.

The aging of the U.S. population indicates that specialty contact lenses will continue to be the fastest growing segment of the contact lens market. Specialty contact lenses include multifocal, toric, toric multifocal, and cosmetic lenses. We believe that our specialty disposable and custom soft lenses will grow over time due to such market demographics favoring specialty lenses and our patented multifocal technology.

We believe such market demographics will continue to drive our revenue and earnings. In February 2013, we announced the launch of our than new silicone hydrogel disposable C-Vue® HydraVUE™ Multifocal contact lens for monthly replacement. The new product continues to incorporate our highly developed, world-class, patented multifocal design technology in a silicone hydrogel material, which offers the benefit of higher oxygen transmissibility for better eye health. In June 2014, we announced our latest silicone hydrogel C-Vue® ADDvantage™ Multifocal for Presbyopia for monthly replacement. This new product incorporates our highly advanced, next-generation multifocal contact lens design technology, which allows for ease of fit by providing a consistent near ADD power across all power profiles, ultimately resulting in clear vision for presbyopes at all distances. The lens is also thinner and more rounded at the edges for added comfort.  We expect sales from the C-Vue ADDvantage multifocal will steadily increase during the current fiscal year and beyond. In January 2011, we launched our C-VUE Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. These lenses are completely customizable and feature a risk-free trial program.  Sales of this lens have grown steadily during the 2012 thru 2014 fiscal years.

A significant portion of our net income is derived from our exclusive license with Bausch + Lomb and such royalty income is a major component of our profitability. In April 2013, we announced that we had extended our license agreement with Bausch + Lomb. The amended agreement continues to cover the exclusive worldwide license for our multifocal technology and in addition grants Bausch + Lomb an exclusive worldwide license for our new multifocal technology.  Under the terms of the arrangement, existing royalty rates will remain in effect and will apply for both technologies. In October 2013, Bausch + Lomb introduced the PureVision® 2 for Presbyopia in the U.S., after its earlier introduction in certain European markets.  The new addition to the PureVision portfolio incorporates Bausch + Lomb’s own innovative lens technology, using certain licensed elements of our next generation technology. We expect that this new contact lens offering by Bausch + Lomb will help grow our future royalty income. Bausch + Lomb currently sells the Soflens Multi-Focal, the PureVision Multi-Focal, the PureVision 2 Multi-Focal and the Biotrue® ONEday for Presbyopia under our license agreement. However, there can be no assurance, that such royalty income from Bausch + Lomb will grow or that Bausch + Lomb will continue to sell products in the future utilizing our technology.

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

We have a supply agreement with one supplier for the manufacture of our molded C-Vue multifocal lens. This agreement was amended in February 2013 to include silicone hydrogel multifocal lenses. Together these lenses account for a significant portion of our sales (approximately 43% during the 2015 first quarter). The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurance that it will continue to meet its obligations under our agreement or as to any renewal of our supply agreement.

First Quarter Highlights

•

Sales for the first quarter of fiscal 2015 were $1.6 million, 3.5% higher when compared to the first quarter of fiscal 2014. Disposal lens sales were up 4.1%, while the custom soft lens sales category increased 9.8%.

•

Royalty revenue improved over last year and for the fourth quarter in a row, showing a 26.4% increase compared to the first quarter of fiscal 2014, resulting in a total revenue increase of 8.9% to $2.2 million.

•

Operating expenses increased 5.4% compared to the first quarter of fiscal 2014, primarily due to increases in sales and marketing and administration expenses, due to increases in payroll and related expenses, consulting expenses,  and new expenses associated with the C-Vue ADDvantage Multifocal launch and our new OTCQX marketplace listing.

•

Interest expense doubled when compared to the first quarter of fiscal 2014, due to higher debt levels from the stock repurchase in early October 2013.

•

Operating income increased 36.5% compared to the first quarter of fiscal 2014.

•

Earnings per share were $0.15 compared to $0.09 in the first quarter of fiscal 2014 on 24% fewer shares due to the stock repurchase one year ago.

•

Paid our 32nd consecutive quarterly dividend, at $0.045 per share in August 2014. On November 3, 2014 we declared our 33rd consecutive quarterly dividend, at an annual rate of $0.18 per share or $0.045 per share quarterly, a dividend yield of 2.6% based on the October month end closing price of $6.98.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of total revenues:

	Three Months Ended September 30
	2014		2013
	$	% of Revenues	$	% of Revenues
Revenues	$2,241,490	100.0	2,058,819	100.0
Operating costs and expenses	$1,788,012	79.8	1,726,500	83.9
Operating income	$453,478	20.2	332,319	16.1
Other non-operating items	$(50,325)	(2.2)	(22,711)	(1.1)
Income before income tax expense	$403,153	18.0	309,608	15.0

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of sales:

	Three Months Ended September 30
	2014		2013
	$	% of Sales	$	% of Sales
Sales	$1,635,236	100.0	1,579,205	100.0
Cost of sales	$991,633	60.6	971,019	61.5
Sales and marketing	$398,903	24.4	376,274	23.8
Administration	$375,812	23.0	357,785	22.7
Research and development	$21,664	1.3	21.422	1.3

First Quarter

During the three months ended September 30, 2014 (the “Current Quarter”) we earned income before tax of $403,153 compared to income before tax of $309,608 for the three months ended September 30, 2013 (the “Prior Quarter”).  The increase in income before tax during the Current Quarter of $93,545 was primarily from, (i) a increase in gross margin of $35,417, primarily from higher margin sales during the quarter  (ii) excluding cost of sales, a increase in expenses of $40,898 as described below, (iii) an increase in other items primarily interest expense, and other income of $27,614 and (iv) an increase in royalty income from Bausch + Lomb of $126,640 to $606,254 in the Current Quarter as compared to $479,614 in the Prior Quarter, the fourth consecutive quarterly increase compared to last year.

After recording income tax expense of $133,095, we had net income of $270,058 or $0.15 per diluted share for the Current Quarter. In comparison, in the Prior Quarter we had net income of $214,561 or $0.09 per diluted share after recording income tax expense of $95,047. The number of diluted shares for the Current Quarter, after the 618,522 common stock repurchase in early October 2013 was 1,790,338, 24% fewer shares compared to 2,369,354 in the Prior Quarter.

Sales during the Current Quarter were $1,635,236 an increase of $56,031, as compared to sales of $1,579,205 during the Prior Quarter. The disposable lens category increased by 4.1% as sales of our newest silicone hydrogel C-Vue® ADDvantage™ Multifocal for Presbyopia, which we launched in June 2014 along with our silicone hydrogel disposable C-Vue® HydraVUE™ Multifocal lens launched in March 2013 helped stabilize and grow the category, offsetting the decrease in sales of our older C-Vue disposable multifocal lenses, which continue to be affected by competition from newer competitor product offerings and promotional programs. We believe sales of our new C-Vue ADDvantage Multifocal lens will continue to increase sales in this category. Our custom soft lens category increased by 9.8%, primarily due to increased demand for our C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. Our gas permeable lens category decreased 11.0% primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased as expected by 18.3% due to the expected decline in product lines that are nearing the end of their life cycle.

Gross margin was up 0.9% at 39.4% in the Current Quarter compared to 38.5% in the Prior Quarter due to manufacturing improvements implemented just over a year ago, and product mix.

During the Current Quarter, as compared to the Prior Quarter, expenses increased 5.4% or $40,898. As a percentage of sales, expenses increased 0.9%, to 48.7% compared to 47.8% in the Prior Quarter. Administrative expenses increased $18,027, primarily from expenses associated with our new OTCQX marketplace listing and increases in payroll and related benefits and outside consulting fees. Sales and marketing expenses increased $22,629 primarily due to the launch of our new C-Vue ADDvantage Multifocal and from increases in payroll and related expenses, in part due to additional personnel. Research and development expenses were flat during the Current Quarter, as compared to the Prior Quarter.

We record income tax and income taxes payable at the statutory rates. During the Current Quarter and the Prior Quarter we recorded income tax expense of $133,095 and $95,047, respectively. The effective tax rate for the Current Quarter and Prior Quarter was 33.0% and 30.7%, respectively

Liquidity and Capital Resources

Cash and cash equivalents were $77,354 at September 30, 2014 compared to $ 98,790 at June 30, 2014.  The following is a summary of the change in our cash and cash equivalents:

	September 30,
	2014	2013
Net cash provided by operating activities	$322,838	$350,428
Net cash used in investing activities	(161,261)	(50,915)
Net cash used in financing activities	(183,013)	(181,656)
Net (decrease) increase in cash and cash equivalents	$(21,436)	$117,857

As of September 30, 2014, we had working capital of $90,729 representing a decrease of $162,452 from our working capital at June 30, 2014. The decrease in working capital was primarily due to the decrease in cash and the increase in our line of credit borrowings primarily used for the deposit on the purchase of new machinery equipment scheduled for delivery in the second quarter FY 2015.

During the three months ended September 30, 2014, we generated $322,838 positive cash from operations representing a decrease of $27,590 from $350,428 generated during the Prior Year. The decrease was primarily from changes in income taxes payable and deferred income taxes.

Investing activities for the Current Quarter were for the purchase of capital additions. Cash used for these capital additions was $161,261 an increase of $110,346 from $50,915 cash capital additions in the Prior Year. Total capital additions in the Current Year, are primarily for the deposit on the purchase of new machinery equipment. The total capital additions in the Prior Quarter were primarily for manufacturing equipment and capitalized process improvements and leasehold improvements.

Financing activities during the Current Quarter consisted of principal repayments of $204,225 on the term loan facility and $100,000 of borrowings on the line of credit primarily to support the purchase of new machinery equipment, compared to term loan repayments of $175,000 on the term loan, and line of credit borrowings of $99,965 in the Prior Quarter. In addition, financing activities in the Current Quarter and Prior Quarter include payments of $78,788 and 106,621, respectively for dividends to our stockholders. Dividends in the Current Quarter were lower because of fewer shares outstanding from to the stock repurchase a year ago. There was $96,000 of cash income taxes paid during the Current Quarter and none required in the Prior Quarter. In addition, an income tax refund was received in the Second Quarter of last year for $214,963. On October 29th 2014, the Company closed on a $300,000 5-year term loan. The proceeds will be used to help finance the total cost of the new manufacturing equipment. This term loan bears interest at a fixed rate of 4.25%, and the minimum monthly principal payments are $5,567 plus accrued interest.

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

There have been no changes to our critical accounting policies during the first three months of fiscal 2015.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2014 Form 10-K.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Our market risks in the normal course of business are related to changes in interest rates, which at September 30, 2014 are similar to those disclosed in the 2014 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 – Legal Proceedings

None

Item 1A – Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of our 2014 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

None

Item 5 – Other Information

None

Item 6 – Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) or Furnished (‡) Herewith (as indicated)
3.1	Memorandum, Certificate of Incorporation and Articles of Association of Unilens Vision Inc. (British, Columbia)	20-F	001-17861	3.1	07/03/1989
3.2	Certificate of Incorporation Unilens Vision Inc. (Delaware)	10-K	001-17861	3.2	09/28/2010
3.3	Unilens Vision Inc. By-Laws (Delaware)	10-K	001-17861	3.3	09/28/2010
10.1	Amended and Restated Credit and Security Agreement	8-K	000-17861	10.1	10/08/2013
10.2	Commercial Term Note	8-K	000-17861	10.2	10/08/2013
10.3	Commercial Revolving Line of Credit Note	8-K	000-17861	10.3	10/08/2013
10.4	Loan Modification and Extension Agreement	8-K	000-17861	10.4	10/08/2013
10.5	Stock Purchase Agreement	8-K	000-17861	10.5	10/082013
10.6	Promissory Note					†

10.7	Commercial Security Agreement					†

31.1	Certification of Michael J. Pecora pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Leonard F. Barker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Michael J. Pecora pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification of Leonard F. Barker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNILENS VISION INC. (Registrant)

Date: November 14, 2014	By	/s/Michael J. Pecora
	Name:	Michael J. Pecora
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	By	/s/Leonard F. Barker
	Name:	Leonard F. Barker
	Title:	Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)