Form 10-Q
period 2014-12-31
UNILENS VISION INC
filed 2015-02-13
CIK 852564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2014

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

As of February 13, 2015 there were 1,750,832 outstanding shares of common stock.

UNILENS VISION INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2014

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

Unilens Vision Inc.

Condensed Consolidated Balance Sheets

December 31, 2014 (Unaudited) and June 30, 2014

	December 31, 2014	June 30, 2014
ASSETS
Current
Cash and cash equivalents	$71,700	$98,790
Accounts receivable, net of allowance of $69,032 and $32,147 at December 31, 2014 and June 30, 2014, respectively	726,456	740,423
Royalties and other receivables	658,969	587,328
Inventories	749,177	697,979
Prepaid expenses	88,904	69,851
Income taxes receivable	8,171	11,613
Deferred loan costs – current	14,105	14,105
Deferred tax asset – current	94,500	106,700
Total current assets	2,411,982	2,326,789
Property, plant, and equipment, net of accumulated depreciation of $5,259,023 and $5,151,350 at December 31, 2014 and June 30, 2014, respectively	1,134,030	904,181
Deferred loan costs	66,997	74,049
Other assets	609,554	550,887
Total assets	$4,222,563	$3,855,906

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable	$444,272	$493,353
Accrued wages and employee benefits	252,867	303,703
Deferred income	328,711	384,607
Other accrued liabilities	58,018	75,045
Line of credit	325,000	-
Note payable – current	872,412	816,900
Total current liabilities	2,281,280	2,073,608
Accrued wages and employee benefits	136,289	129,543
Note payable – long-term	4,251,011	4,423,958
Deferred tax liability	218,300	255,900
Total liabilities	6,886,880	6,883,009
Stockholders’ deficit
Capital stock
Preferred shares, par value $0.001 per share; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common shares, par value $0.001 per share; 30,000,000 shares authorized; shares issued and outstanding 1,750,832	1,751	1,751
Additional paid-in capital	17,129,212	17,129,212
Deficit	(19,795,280)	(20,158,066)
Total stockholders’ deficit	(2,664,317)	(3,027,103)
Total liabilities and stockholders’ deficit	$4,222,563	$3,855,906

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Unilens Vision Inc.

Condensed Consolidated Statements of Income and Changes in Accumulated Deficit

For Three and Six Months Ended December 31, 2014 and 2013

 (Unaudited)

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013

Revenues:
Sales	$1,561,269	$1,430,042	$3,196,505	$3,009,247
Royalty income	686,374	586,660	1,292,628	1,066,274
Total revenues	2,247,643	2,016,702	4,489,133	4,075,521
Operating costs and expenses:
Cost of sales	978,323	918,848	1,969,956	1,889,867
Sales and marketing	486,786	376,012	885,689	752,286
Administration	343,373	325,150	719,185	682,935
Research and development	21,863	22,736	43,527	44,158
Total operating costs and expenses	1,830,345	1,642,746	3,618,357	3,369,246
Operating income	417,298	373,956	870,776	706,275
Other non-operating items:
Other income	5,999	2,919	9,830	6,771
Net interest expense	(53,048)	(58,226)	(107,204)	(84,789)
Total other non-operating items:	(47,049)	(55,307)	(97,374)	(78,018)
Income before income tax expense	370,249	318,649	773,402	628,257
Income tax expense	119,946	111,230	253,041	206,277
Net income for the period	250,303	207,419	520,361	421,980
Deficit, beginning of period	(19,966,796)	(20,663,454)	(20,158,066)	(20,771,394)
Dividends paid	(78,787)	(78,788)	(157,575)	(185,409)
Deficit, end of period	$(19,795,280)	$(20,534,823)	$(19,795,280)	$(20,534,823)
Net income per common share:
Basic	$0.14	$0.12	$0.30	$0.20
Diluted	$0.14	$0.12	$0.29	$0.20

Weighted average number of common shares outstanding during the period:
Basic	1,750,832	1,777,724	1,750,832	2,073,539
Effect of dilutive options	44,788	-	42,147	-
Diluted	1,795,620	1,777,724	1,792,979	2,073,539

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Unilens Vision Inc.

Condensed Consolidated Statements of Cash Flows

For Six Months Ended December 31, 2014 and 2013

(Unaudited)

	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013

Cash Flows from Operating Activities
Net income for the period	$520,361	$421,980
Items not affecting cash:
Depreciation and amortization	107,673	105,164
Deferred tax (benefit) expense	(25,400)	73,200
Purchase of fitting sets and cabinets net of amortization	(64,151)	(32,129)
Change in working capital items	(278,041)	(104,017)
Net cash provided by operating activities	260,442	464,198
Cash Flows from Investing Activities
Purchase of property, plant and equipment and other assets	(337,522)	(82,163)
Net cash used in investing activities	(337,522)	(82,163)
Cash Flows from Financing Activities
Repayment of borrowings under term loan	(417,435)	(311,150)
Net borrowings (repayments) under line of credit	325,000	(36)
Borrowings under term loans	300,000	3,218,791
Loan refinancing costs	-	(55,553)
Common stock repurchased	-	(3,158,069)
Common stock dividends paid	(157,575)	(185,409)
Net cash from (used) in financing activities	49,990	(491,408)
Change in cash and cash equivalents during the period	(27,090)	(109,373)
Cash and cash equivalents, beginning of period	98,790	140,182
Cash and cash equivalents, end of period	$71,700	$30,809
Supplemental cash flow disclosure information:
Cash paid during the period for interest	$100,244	$64,694
Cash paid during the period for income taxes	$275,000	$209,000
Cash received during the period from income tax refund	$-	$214,963

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
December 31, 2014

(Unaudited)

Note 1 — Basis of Presentation and Consolidation

Basis of Presentation

Unilens Vision Inc. operates through our wholly-owned subsidiary, Unilens Corp. USA, located in Largo, Florida. The accompanying condensed consolidated financial statements (the “Financial Statements”) for the interim periods ended December 31, 2014 and 2013 (the “Interim Period”) are i) prepared on the basis of accounting principles generally accepted in the United States, ii) conform in all material respects with accounting principles generally accepted in Canada, and iii) are unaudited, but in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, operations, and changes in financial results of the Interim Period.  The Financial Statements are not necessarily indicative of the results to be expected for the full year.  The Financial Statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements, and therefore should be read in conjunction with our audited financial statements for the year ended June 30, 2014. Additional information concerning us is contained in the Management Discussion and Analysis included in this quarterly report.

Basis of Consolidation

These consolidated financial statements include the accounts of Unilens Vision Inc. and its wholly-owned subsidiary, Unilens Corp. USA and its wholly-owned subsidiary, Unilens Vision Sciences Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2 — Stock-Based Compensation, Stock Options and Stock

Stock-based payments are recorded using the fair value method of accounting for stock options. There was no   stock compensation expense attributable to stock options charged against income for the fiscal quarters ended December 31, 2014 and 2013, since no options were granted during such periods and all options outstanding at the beginning of such periods were fully vested.

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

The following table describes the number and the exercise price of options that have been granted, exercised, or cancelled under the Stock Option Plan approved on March 25, 2010 during the six month period ended December 31, 2014:

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
December 31, 2014

 (Unaudited)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, beginning of year	140,000	$4.83	5.67 Years
Exercised	-
Granted
Directors/Employees	-
Consultants	-
Sub-total granted	-
Expired/cancelled	-
Outstanding, end of period	140,000	$4.83	5.17 Years
Options exercisable, end of period	140,000	$4.83	5.17 Years

As of December 31, 2014 we have 140,000 options outstanding and an additional 96,935 options available for future grants under the existing Incentive Stock Option Plan.

There was no cash proceeds, related to options exercised during the six months ended December 31, 2014, as no options were exercised.

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

As of December 31, 2014 the aggregate intrinsic value of options outstanding and options exercisable was $296,800 based on the closing price of our common shares on December 31, 2014 of $6.95.

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

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
December 31, 2014

(Unaudited)

Note 4 — Inventories

	As of December 31, 2014	As of June 30, 2014
Raw materials	$294,867	$265,864
Work in progress	34,971	35,762
Finished goods	435,894	412,220
	765,732	713,846
Less allowance for obsolescence	16,555	15,867
	$749,177	$697,979

Note 5 — Supplemental Disclosure with Respect to Cash Flows

	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013
Cash provided by (used in):
Accounts and royalties and other receivables	$(57,674)	$94,498
Inventories	(51,198)	(67,011)
Prepaid expenses and other assets	(6,517)	(58,777)
Accounts payable and accrued liabilities	(166,094)	(211,766)
Income taxes receivable	3,442	130,039
Change in working capital items	$(278,041)	$(104,017)

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
December 31, 2014

(Unaudited)

Note 6 — Revenue Information

All of our assets and operations are located in the United States in one business segment. Our revenues are derived from royalty income received from our exclusive agreement with Bausch + Lomb Incorporated (“Bausch + Lomb”), for the use of our patented multifocal designs and technology, and from sales from our specialty optical lens business, which manufactures and distributes optical products that use our proprietary design and manufacturing technology. Sales from our specialty optical lens business come from the following lens categories, for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013 (1)	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013 (1)
Disposable lenses	$792,936	$735,550	$1,639,225	$1,548,596
Custom soft lenses	617,057	523,680	1,230,688	1,082,453
Gas permeable lenses	78,691	76,805	151,372	158,491
Replacement and other lenses	72,585	94,007	175,220	219,707
Total sales	$1,561,269	$1,430,042	$3,196,505	$3,009,247

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

Monthly interest only payments are due under the Hancock Bank line of credit, with the maximum borrowings at any time not to exceed the lesser of (i) $750,000 or (ii) a sum equal to 85% of Eligible royalty receivables, plus 75% of Eligible Accounts Receivables plus 50% of Eligible Raw Material and Finished Goods Inventory. The maximum borrowing amount under this line of credit facility at December 31, 2014 was $750,000. The line of credit is renewed annually and matures on February 1, 2017.

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

On October 29th 2014, the Company closed on a $300,000 5-year term loan with Hancock Bank. The proceeds will were used to finance a new piece of manufacturing equipment. Costs related to the term loan were $1,223. The term loan bears interest at a fixed rate of 4.25%, and the minimum monthly principal payment is $5,567 plus accrued interest. The term loan is secured by a security interest in favor of Hancock Bank on the new manufacturing equipment.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
December 31, 2014

(Unaudited)

The Company was in compliance with all financial covenants, there were no additional term loan principal prepayments due, and there was an outstanding balance of $325,000 on the Hancock Bank line of credit, and $5,123,423 outstanding on the two term loans at December 31, 2014.

Note 8 — Other Assets

The Company provides optometric practitioners with in-office trial lenses to use in marketing programs to facilitate efficient and convenient fitting of contact lenses on their patients. These lenses are provided in fitting sets with our C-Vue trial lenses stored in a sturdy cabinet with the Unilens logo on it. We record the costs associated with the original fitting sets and cabinets to other long-term assets on our Condensed Consolidated Balance Sheet. We amortize such costs over their estimated useful lives to selling, general and administrative expense on our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit. At December 31, 2014 unamortized costs associated with the original fitting sets and cabinets, included in other long-term assets was $465,957.

Note 9 — Recent Accounting Standards

Recent codified pronouncements by the FASB are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 10 — Subsequent Events

On February 2, 2015, our Board of Directors declared a regular quarterly cash dividend, at the rate of $0.045 per common share, payable February 27, 2015, to stockholders of record at the close of business on February 13, 2015. This is the 34th consecutive quarterly cash dividend declared.

Report of Independent Registered Public Accounting Firm

Board of Directors

Unilens Vision Inc.

Largo, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Unilens Vision Inc. as of December 31, 2014 and the related condensed consolidated statements of income and changes in accumulated deficit for the three and six month periods ended December 31, 2014 and 2013 and the condensed consolidated statements of cash flows for the six month periods ended December 31, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the management of Unilens Vision Inc.

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

/'s/ Warren Averett, LLC

Tampa, Florida

February 13, 2015

Item 2 – Management’s Discussion & Analysis of Financial Condition and Results of Operations

The following management discussion and analysis (“MDA”) provides information on the activities of Unilens Vision Inc. and should be read in conjunction with our quarterly condensed consolidated financial statements and notes thereto for the three and six months ended December 31, 2014 (the “Financial Statements”), as well as our Annual Report on Form 10-K for the fiscal year June 30, 2014, filed with the Securities and Exchange Commission.  The Financial Statements have been prepared in United States dollars and in conformity with United States generally accepted accounting principles (“US GAAP”). Unless otherwise indicated, all dollar amounts disclosed in this MDA are expressed in United States Dollars.

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

Overview

We license, manufacture, distribute and market specialty optical contact lens products using proprietary design and manufacturing technology. Our products are sold solely to eye care professionals, primarily in the United States, through in house and outside sales representatives and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our specialty optical lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses. During both the three and six month periods ended December 31, 2014 the Company’s C-Vue disposable products accounted for approximately 51% of sales.

Sales of our specialty optical lens products accounted  for the largest percentage of our total revenues, constituting approximately 69%  and 71% while royalty income derived from our exclusive license of our patented multifocal design to Bausch + Lomb was approximately 31% and 29% during the three and six months ended December 31, 2014.

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

A significant portion of our net income is derived from our exclusive license with Bausch + Lomb and such royalty income is a major component of our profitability. In April 2013, we announced that we had extended our license agreement with Bausch + Lomb. The amended agreement continues to cover the exclusive worldwide license for our multifocal technology and in addition grants Bausch + Lomb an exclusive worldwide license for our new multifocal technology.  Under the terms of the arrangement, existing royalty rates will remain in effect and will apply for both technologies. In October 2013, Bausch + Lomb introduced the PureVision® 2 for Presbyopia in the U.S., after its earlier introduction in certain European markets.  The new addition to the PureVision portfolio incorporates Bausch + Lomb’s own innovative lens technology, using certain licensed elements of our next generation technology. We expect that this new contact lens offering by Bausch + Lomb will help grow our future royalty income. Bausch + Lomb currently sell the Soflens Multi-Focal, the PureVision Multi-Focal, the PureVision 2 Multi-Focal and the Biotrue® ONEday for Presbyopia under our license agreement. However, there can be no assurance, that such royalty income from Bausch + Lomb will grow or that Bausch + Lomb will continue to sell products in the future utilizing our technology.

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

We have a supply agreement with one supplier for the manufacture of our molded C-Vue multifocal lens. This agreement was amended in February 2013 to include silicone hydrogel multifocal lenses. Together these lenses account for a significant portion of our sales (approximately 44% and during both the 2015 first quarter and six months). The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurance that it will continue to meet its obligations under our agreement or as to any renewal of our supply agreement.

Second Quarter Highlights

•         Sales for the second quarter of fiscal 2015 were $1.6 million, 9.2% higher when compared to the second quarter of fiscal 2014. Disposal lens sales were up 7.8%, while the custom soft lens sales category increased 17.8%.

•         Royalty revenue improved over last year and for the fifth quarter in a row, showing a 17.0% increase compared to the second quarter of fiscal 2014, resulting in a total revenue increase of 11.5% to $2.2 million.

•         Operating expenses increased 17.7% compared to the second quarter of fiscal 2014, primarily due to increases in sales and marketing expenses associated with the transition to an outside sales-based organization and increases in administration expenses.

•         Interest expense was down 8.9% compared to the second quarter of fiscal 2014, as we cycle against higher debt levels from the stock repurchase in early October 2013.

•         Operating income increased 11.6% compared to the second quarter of fiscal 2014.

•         Earnings per share were $0.14 compared to $0.12 in the second quarter of fiscal 2014 on 1% higher shares from the effect of dilutive options.

•         Paid our 33nd consecutive quarterly dividend, at $0.045 per share in November 2014. On February 2, 2015 we declared our 34th consecutive quarterly dividend, at an annual rate of $0.18 per share or $0.045 per share quarterly, a dividend yield of 2.4% based on the January month end closing price of $7.46.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of total revenues:

	Three Months Ended December 31				Six Months Ended December 31
	2014		2013		2014		2013
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues	2,247,643	100.0	2,016,702	100.0	4,489,133	100.0	4,075,521	100.0
Operating costs and expenses	1,830,345	81.4	1,642,746	81.5	3,618,357	80.6	3,369,246	82.7
Operating income	417,298	18.6	373,956	18.5	870,776	19.4	706,275	17.3
Other non-operating items	(47,049)	(2.1)	(55,307)	(2.7)	(97,374)	(2.2)	(78,018)	(1.9)
Income before income tax expense	370,249	16.5	318,649	15.8	773,402	17.2	628,257	15.4

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of sales:

	Three Months Ended December 31				Six Months Ended December 31
	2014		2013		2014		2013
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Sales	1,561,269	100.0	1,430,042	100.0	3,196,505	100.0	3,009,247	100.0
Cost of sales	978,323	62.7	918,848	64.3	1,969,956	61.6	1,889,867	62.8
Sales and marketing	486,786	31.2	376,012	26.3	885,689	27.7	752,286	25.0
Administration	343,373	22.0	325,150	22.7	719,185	22.5	682,935	22.7
Research and development	21,863	1.4	22,736	1.6	43,527	1.4	44,158	1.5

Second Quarter

During the three months ended December 31, 2014 (the “Current Quarter”) we earned income before tax of $370,249 compared to income before tax of $318,649 for the three months ended December 31, 2013 (the “Prior Quarter”).  The increase in income before tax during the Current Quarter of $51,600 was primarily from, (i) an increase in gross margin of $71,752, primarily from higher margin sales during the quarter  (ii) excluding cost of sales, an increase in expenses of $128,124 as described below, (iii) an decrease in other items primarily interest expense, and other income of $8,258 and (iv) an increase in royalty income from Bausch + Lomb of $99,714 to $686,374 in the Current Quarter as compared to $586,660 in the Prior Quarter, the fifth consecutive quarterly increase compared to last year.

After recording income tax expense of $119,946, we had net income of $250,303 or $0.14 per diluted share for the Current Quarter. In comparison, in the Prior Quarter we had net income of $207,419 or $0.12 per diluted share after recording income tax expense of $111,230. The number of diluted shares for the Current Quarter was 1,795,620, 1% more shares compared to 1,777,724 in the Prior Quarter due to the effect of dilutive options.

Sales during the Current Quarter were $1,561,269 an increase of $131,227, as compared to sales of $1,430,042 during the Prior Quarter. The disposable lens category increased by 7.8% as sales of our newest silicone hydrogel C-Vue® ADDvantage™ Multifocal for Presbyopia, which we launched in June 2014 along with our silicone hydrogel disposable C-Vue® HydraVUE™ Multifocal lens launched in March 2013 continued to stabilize and grow the category, offsetting the decrease in sales of our older C-Vue disposable multifocal lenses, which continue to be affected by competition from newer competitor product offerings and promotional programs. We believe sales of our new C-Vue ADDvantage Multifocal lens will continue to increase sales in this category. Our custom soft lens category increased by 17.8%, primarily due to increased demand for our C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. Our  gas permeable lens category showed a small increase of 2.5% but is expected to continue to decline with the overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased as expected by 22.8% due to the expected decline in product lines that are nearing the end of their life cycle.

Gross margin was up 1.6% at 37.3% in the Current Quarter compared to 35.7% in the Prior Quarter due to manufacturing improvements implemented just over a year ago, product mix and a one-time manufacturing repair cost in the Prior Quarter.

During the Current Quarter, as compared to the Prior Quarter, expenses increased 17.7% or $128,124. As a percentage of sales, expenses increased 4.0%, to 54.6% compared to 50.6% in the Prior Quarter. Administrative expenses increased $18,223, primarily from expenses associated with our OTCQX marketplace listing and investor relations activities. Sales and marketing expenses increased $110,774 including approximately $35,000 of one-time restructuring expenses primarily due to a realignment of our sales organization from inside telesales to primarily an outside sales based organisation, as well as from higher trade show and travel expenses supporting the recent launch of our C-Vue ADDvantageTM Multifocal . Research and development expenses were down slightly during the Current Quarter, as compared to the Prior Quarter.

We record income tax and income taxes payable at the statutory rates. During the Current Quarter and the Prior Quarter we recorded income tax expense of $119,946 and $111,230, respectively. The effective tax rate for the Current Quarter and Prior Quarter was 32.4% and 34.9%, respectively

Six Months

During the six months ended December 31, 2014 (the “Current Year”) we earned income before tax of $773,402 compared to income before tax of $628,257 for the six months ended December 31, 2013 (the “Prior Year”).  The increase in income before tax during the Current Year of $145,145 was primarily from (i) an increase in gross margin of $107,169 is primarily from higher margin sales in the Current Year and from the effects of a one-time manufacturing repair cost during the second quarter of the Prior Year (ii) excluding cost of sales, an increase in expenses of $169,022 as described below, and (iii) an increase in other items primarily interest expense, and other income of 19,356 and (iv) an increase in royalty income from Bausch + Lomb of $226,354 to $1,292,628 in the Current Year as compared to $1,066,274 in the Prior Year.

After recording income tax expense of $253,041, we had net income of $520,361 or $0.29 per diluted share for the Current Year. In comparison, in the Prior Year we had net income of $421,980 or $0.20 per diluted share after recording income tax expense of $206,277. The number of diluted shares for the Current Year was 1,792,979, 14% less shares when compared to 2,073,539 in the Prior Year, which had only one quarter of lower shares after the 618,522 common stock repurchase in October 2013.

Sales during the Current Year were $3,196,505, an increase of $187,258 (6.2%), as compared to sales of $3,009,247 during the Prior Year. The disposable lens category increased 6.2% as sales of our newest silicone hydrogel C-Vue® ADDvantage™ Multifocal for Presbyopia, along with our silicone hydrogel disposable C-Vue® HydraVUE™ Multifocal lens continue to stabilize and grow the category offsetting expected decreases in our older C-Vue disposable multifocal lenses which continue to be affected by competition from newer competitor product offerings and promotional programs. Our custom soft lens category increased by 13.7%, primarily due to increased demand of our C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. Our  gas permeable lens category decreased 4.5% primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased as expected by 20.2% due to the expected decline in product lines that are nearing the end of their life cycle.

Gross margin was up 1.2% at 38.4% in the Current Year compared to 37.2% in the Prior Year due primarily to manufacturing improvements implemented over a year ago, product mix and a one-time manufacturing repair cost in the Prior Quarter.

During the Current Year, as compared to the Prior Year, expenses increased 11.4% or $169,022. Administrative expenses increased $36,250, primarily from expenses associated with our OTCQX marketplace listing, investor relations activities and some increases in payroll and related expenses and outside consulting fees. Sales and marketing expenses increased $133,403 primarily due to costs related to our restructuring to an outside sales based organization, costs related to participation at additional trade shows, the launch of our new C-Vue ADDvantage™  Multifocal during the first quarter and from increases in payroll and related expenses, in part due to additional personnel. Research and development expenses decreased slightly during the Current Year, as compared to the Prior Year.

We record income tax and income taxes payable at the statutory rates. During the Current Year and the Prior Year we recorded income tax expense of $253,041 and $206,277, respectively. The effective tax rate for the Current Year and Prior Year was 32.7% and 32.8%, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $71,700 at December 31, 2014 compared to $ 98,790 at June 30, 2014.  The following is a summary of the change in our cash and cash equivalents:

	December 31,
	2014	2013
Net cash provided by operating activities	$260,442	$464,198
Net cash used in investing activities	(337,522)	(82,163)
Net cash from (used) in financing activities	49,990	(491,408)
Net decrease in cash and cash equivalents	$(27,090)	$(109,373)

As of December 31, 2014, we had working capital of $130,702 representing a decrease of $122,479 from our working capital at June 30, 2014. The decrease in working capital was primarily due to the decrease in cash and the increase in our line of credit borrowings primarily used to support increases in inventory and other receivables and decreases in accounts payable, accrued expenses and deferred income.

During the six months ended December 31, 2014, we generated $260,442 positive cash from operations representing a decrease of $203,756 from $464,198 generated during the Prior Year. The decrease was primarily from changes in income taxes payable and deferred income taxes.

Investing activities for the Current Year were for the purchase of capital additions. Cash used for these capital additions was $337,522, an increase of $255,359 from $82,163 cash capital additions in the Prior Year. Total capital additions in the Current Year, are primarily for the purchase of new machinery equipment. Total capital additions in the Prior Year, including non-cash additions of $42,335 are for manufacturing equipment, the web site shopping cart project and capitalized process improvement and leasehold improvements.

Financing activities during the Current Year consisted of the addition of a $300,000, 4.25% fixed rate 5-year term loan used to purchase new manufacturing equipment,  principal repayments of $417,435 on the term loan facilities and $325,000 of borrowings on the line of credit primarily to support the purchase of additional promotional cabinets, inventory, income tax payments and the timing of accounts payable, compared to term loan repayments of $311,150 on the term loan facility, and line of credit repayments of $36 in the Prior Year. In addition, financing activities in the Current Year and Prior Year include payments of $157,575 and 185,409, respectively for dividends to our stockholders. Dividends in the Current Year were lower because of fewer shares outstanding due to the common stock repurchase a little over a year ago. There was $275,000 of cash income taxes paid during the Current Year and $209,000 paid in the Prior Year. In addition, an income tax refund was received during the second quarter of last year for $214,963.

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

There have been no changes to our critical accounting policies during the first six months of fiscal 2015.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2014 Form 10-K.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Our market risks in the normal course of business are related to changes in interest rates, which at December 31, 2014 are similar to those disclosed in the 2014 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Item 2 –  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

None

Item 5 – Other Information

None

Item 6 – Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) or Furnished (‡) Herewith (as indicated)
3.1	Memorandum, Certificate of Incorporation and Articles of Association of Unilens Vision Inc. (British, Columbia)	20-F	001-17861	3.1	07/03/1989
3.2	Certificate of Incorporation Unilens Vision Inc. (Delaware)	10-K	001-17861	3.2	09/28/2010
3.3	Unilens Vision Inc. By-Laws (Delaware)	10-K	001-17861	3.3	09/28/2010
10.1	Amended and Restated Credit and Security Agreement	8-K	000-17861	10.1	10/08/2013
10.2	Commercial Term Note	8-K	000-17861	10.2	10/08/2013
10.3	Commercial Revolving Line of Credit Note	8-K	000-17861	10.3	10/08/2013
10.4	Loan Modification and Extension Agreement	8-K	000-17861	10.4	10/08/2013
10.5	Stock Purchase Agreement	8-K	000-17861	10.5	10/082013
10.6	Promissory Note	10-Q	000-17861	10.6	11/14/2014

10.7	Commercial Security Agreement	10-Q	000-17861	10.7	11/14/2014

31.1	Certification of Michael J. Pecora pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Leonard F. Barker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Michael J. Pecora pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification of Leonard F. Barker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNILENS VISION INC.
(Registrant)

Date: February 13, 2015	By	/s/Michael J. Pecora
	Name:	Michael J. Pecora
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2015	By	/s/Leonard F. Barker
	Name:	Leonard F. Barker
	Title:	Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)