Form 10-Q
period 2015-03-31
UNILENS VISION INC
filed 2015-05-15
CIK 852564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-17861

UNILENS VISION INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2254517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10431 72ndStreet North, Largo, Florida	33777-1511
(Address of principal executive offices)	(Zip Code)

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

As of May15, 2015 there were 1,755,832 outstanding shares of common stock.

UNILENS VISION INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2015

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

Unilens Vision Inc.
Condensed Consolidated Balance Sheets
March 31, 2015 (Unaudited) and June 30, 2014

	March 31, 2015	June 30, 2014
ASSETS
Current
Cash and cash equivalents	$119,675	$98,790
Accounts receivable, net of allowance of $27,003 and $32,147 at March 31, 2015 and June 30, 2014, respectively	763,224	740,423
Royalties and other receivables	590,715	587,328
Inventories	665,758	697,979
Prepaid expenses	78,143	69,851
Income taxes receivable	23,056	11,613
Deferred loan costs – current	14,105	14,105
Deferred tax asset – current	83,700	106,700
Total current assets	2,338,376	2,326,789
Property, plant, and equipment, net of accumulated depreciation of $5,320,984 and $5,151,350 at March 31, 2015 and June 30, 2014, respectively	1,102,772	904,181
Deferred loan costs	63,471	74,049
Other assets	580,893	550,887
Total assets	$4,085,512	$3,855,906
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable	$418,770	$493,353
Accrued wages and employee benefits	328,466	303,703
Deferred income	342,095	384,607
Other accrued liabilities	70,984	75,045
Line of credit	50,000	-
Note payable – current	873,004	816,900
Total current liabilities	2,083,319	2,073,608
Accrued wages and employee benefits	139,662	129,543
Note payable – long-term	4,032,537	4,423,958
Deferred tax liability	303,400	255,900
Total liabilities	6,558,918	6,883,009
Stockholders’ deficit
Capital stock
Preferred shares, par value $0.001 per share; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common shares, par value $0.001 per share; 30,000,000 shares authorized; shares issued and outstanding 1,755,832 and 1,750,832	1,756	1,751
Additional paid-in capital	17,153,357	17,129,212
Deficit	(19,628,519)	(20,158,066)
Total stockholders’ deficit	(2,473,406)	(3,027,103)
Total liabilities and stockholders’ deficit	$4,085,512	$3,855,906

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Unilens Vision Inc.
Condensed Consolidated Statements of Income and Changes in Accumulated Deficit
For Three and Nine Months Ended March 31, 2015 and 2014
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Revenues:
Sales	$1,622,422	$1,539,250	$4,818,927	$4,548,497
Royalty income	591,615	579,142	1,884,243	1,645,416
Total revenues	2,214,037	2,118,392	6,703,170	6,193,913
Operating costs and expenses:
Cost of sales	993,557	963,738	2,963,513	2,853,605
Sales and marketing	462,640	404,541	1,348,329	1,156,827
Administration	317,563	293,083	1,036,748	976,018
Research and development	21,884	21,004	65,411	65,162
Total operating costs and expenses	1,795,644	1,682,366	5,414,001	5,051,612
Operating income	418,393	436,026	1,289,169	1,142,301
Other non-operating items:
Other income	3,569	3,166	13,399	9,937
Net interest expense	(52,397)	(56,371)	(159,601)	(141,160)
Total other non-operating items:	(48,828)	(53,205)	(146,202)	(131,223)
Income before income tax expense	369,565	382,821	1,142,967	1,011,078
Income tax expense	124,016	126,125	377,057	332,402
Net income for the period	245,549	256,696	765,910	678,676
Deficit, beginning of period	(19,795,280)	(20,534,823)	(20,158,066)	(20,771,394)
Dividends paid	(78,788)	(78,788)	(236,363)	(264,197)
Deficit, end of period	$(19,628,519)	$(20,356,915)	$(19,628,519)	$(20,356,915)
Net income per common share:
Basic	$0.14	$0.15	$0.44	$0.34
Diluted	$0.14	$0.15	$0.43	$0.34

Weighted average number of common shares outstanding during the period:
Basic	1,752,610	1,750,832	1,751,416	1,967,540
Effect of dilutive options	46,764	17,703	43,686	5,901
Diluted	1,799,374	1,768,535	1,795,102	1,973,441

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Unilens Vision Inc.
Condensed Consolidated Statements of Cash Flows
For Nine Months Ended March 31, 2015 and 2014
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities
Net income for the period	$765,910	$678,676
Items not affecting cash:
Depreciation and amortization	169,634	155,684
Deferred tax (benefit) expense	70,500	9,100
Purchase of fitting sets and cabinets net of amortization	(42,751)	(25,141)
Change in working capital items	(76,654)	13,179
Net cash provided by operating activities	886,639	831,498
Cash Flows from Investing Activities
Purchase of property, plant and equipment and other assets	(368,225)	(82,802)
Net cash used in investing activities	(368,225)	(82,802)
Cash Flows from Financing Activities
Repayment of borrowings under term loans	(635,316)	(515,375)
Net borrowings (repayments) under line of credit	50,000	(36)
Borrowings under term loans	300,000	3,218,791
Loan refinancing costs	-	(55,535)
Common stock issued for cash from exercise of stock options	24,150	-
Common stock repurchased	-	(3,158,069)
Common stock dividends paid	(236,363)	(264,197)
Net cash used in financing activities	(497,529)	(774,421)
Change in cash and cash equivalents during the period	20,885	(25,725)
Cash and cash equivalents, beginning of period	98,790	140,182
Cash and cash equivalents, end of period	$119,675	$114,457
Supplemental cash flow disclosure information:
Cash paid during the period for interest	$149,727	$118,226
Cash paid during the period for income taxes	$318,000	$209,000
Cash received during the period from income tax refund	$-	$214,963

                                                                                     Non-cash disclosure of financing activities:

                                                                                     During the nine months ended March 31, 2014 the Company reclassed approximately $42,000 of manufacturing equipment from other assets to property, plant and equipment.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2015

(Unaudited)

Note 1 — Basis of Presentation and Consolidation

Basis of Presentation

Unilens Vision Inc. (“the Company”) operates through our wholly-owned subsidiary, Unilens Corp. USA, located in Largo, Florida. The accompanying condensed consolidated financial statements (the “Financial Statements”) for the interim periods ended March 31, 2015 and 2014 (the “Interim Period”) are i) prepared on the basis of accounting principles generally accepted in the United States, ii) conform in all material respects with accounting principles generally accepted in Canada, and iii) are unaudited, but in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, operations, and changes in financial results of the Interim Period.  The Financial Statements are not necessarily indicative of the results to be expected for the full year.  The Financial Statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full year financial statements, and therefore should be read in conjunction with our audited financial statements for the year ended June 30, 2014. Additional information concerning us is contained in the Management Discussion and Analysis included in this quarterly report.

Basis of Consolidation

These consolidated financial statements include the accounts of Unilens Vision Inc. and its wholly-owned subsidiary, Unilens Corp. USA and its wholly-owned subsidiary, Unilens Vision Sciences Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2 — Stock-Based Compensation, Stock Options and Stock

Stock-based payments are recorded using the fair value method of accounting for stock options. There was no   stock compensation expense attributable to stock options charged against income for the fiscal quarters and nine months ended March 31, 2015 and 2014, since no options were granted during such periods and all options outstanding at the beginning of such periods were fully vested.

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

At the annual general meeting held on March 25, 2010, the stockholders approved the Unilens’ Incentive Stock Option Plan. The initial maximum number of shares reserved for option grants under theStock Option Plan was 236,935. As of March 31, 2015 there was 231,935 shares reserved for option grants.

The following table describes the number and the exercise price of options that have been granted, exercised, or cancelled under the Stock Option Plan approved on March 25, 2010 during the nine month period ended March 31, 2015:

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2015

 (Unaudited)

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Options	Price	Life
Outstanding, beginning of year	140,000	$4.83	5.67 Years
Exercised	5,000
Granted
Directors/Employees	-
Consultants	-
Sub-total granted	-
Expired/cancelled	-
Outstanding, end of period	135,000	$4.83	4.92 Years
Options exercisable, end of period	135,000	$4.83	4.92 Years

As of March 31, 2015 we have 135,000 options outstanding and an additional 96,935 options available for future grants under the existing Incentive Stock Option Plan.

The cash proceeds, related to options exercised during the nine months ended March 31, 2015, was $24,150 for the exercise of stock options for 5,000 shares of common stock.

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

As of March 31, 2015 the aggregate intrinsic value of options outstanding and options exercisable was $650,700 based onthe closing price of our common shares on March 31, 2015 of $9.65.

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

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2015

(Unaudited)

Note 4 — Inventories

	As of March 31, 2015	As of June 30, 2014
Raw materials	$281,877	$265,864
Work in progress	33,784	35,762
Finished goods	377,162	412,220
	692,823	713,846
Less allowance for obsolescence	27,065	15,867
	$665,758	$697,979

Note 5 — Supplemental Disclosure with Respect to Cash Flows

	Nine Months Ended	Nine Months Ended
	March 31, 2015	March 31, 2014
Cash provided by (used in):
Accounts and royalties and other receivables	$(26,189)	$(177,487)
Inventories	32,221	54,490
Prepaid expenses and other assets	15,028	1,453
Accounts payable and accrued liabilities	(86,271)	(194,541)
Income taxes receivable	(11,443)	329,264
Change in working capital items	$(76,654)	$13,179

Note 6 — Revenue Information

All of our assets and operations are located in the United States in one business segment. Our revenues are derived from royalty income received from our exclusive agreement with Bausch + Lomb Incorporated (“Bausch + Lomb”), for the use of our patented multifocal designs and technology, and from sales from our specialty optical lens business, which manufactures and distributes optical products that use our proprietary design and manufacturing technology. Sales from our specialty optical lens business come from the following lens categories, for the three and nine months ended March 31, 2015 and 2014:

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2015

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2015	March 31, 2014 (1)	March 31, 2015	March 31, 2014(1)
Disposable lenses	$809,642	$773,005	$2,448,867	$2,321,601
Custom soft lenses	648,296	594,234	1,878,984	1,676,687
Gas permeable lenses	75,812	73,777	227,184	232,268
Replacement and other lenses	88,672	98,234	263,892	317,941
Total sales	$1,622,422	$1,539,250	$4,818,927	$4,548,497

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

Monthly interest only payments are due under the Hancock Bank line of credit, with the maximum borrowings at any time not to exceed the lesser of (i) $750,000 or (ii) a sum equal to 85% of Eligible royalty receivables, plus 75% of Eligible Accounts Receivables plus 50% of Eligible Raw Material and Finished Goods Inventory. The maximum borrowing amount under this line of credit facility at March 31, 2015 was $750,000. The line of credit has been renewed annually and matures on February 1, 2017.

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

On October 29th 2014, the Company closed on a $300,000 5-year term loan with Hancock Bank. The proceeds were used to finance a new piece of manufacturing equipment. Costs related to the term loan were $1,223. The term loan bears interest at a fixed rate of 4.25%, and the minimum monthly principal payment is $5,567 plus accrued interest. The term loan is secured by a security interest in favor of Hancock Bank on the new manufacturing equipment.

Unilens Vision Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2015

(Unaudited)

The Company was in compliance with all financial covenants, there were no additional term loan principal prepayments due, and there was an outstanding balance of $50,000 on the Hancock Bank line of credit, and $4,628,183 and $277,358 outstanding on the two term loans at March 31, 2015.

Note 8 — Other Assets

The Company provides optometric practitioners with in-office trial lenses to use in marketing programs to facilitate efficient and convenient fitting of contact lenses on their patients. These lenses are provided in fitting sets with our C-Vue trial lenses stored in a sturdy cabinet with the Unilens logo on it. We record the costs associated with the original fitting sets and cabinets to other long-term assets on our Condensed Consolidated Balance Sheet. We amortize such costs over their estimated useful lives to selling, general and administrative expense on our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit. At March 31, 2015 unamortized costs associated with the original fitting sets and cabinets, included in other long-term assets was $444,557.

Note 9 — Recent Accounting Standards

Recent codified pronouncements by the FASB are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 10 — Subsequent Events

On May 1, 2015, our Board of Directors declared a regular quarterly cash dividend, at the rate of $0.045 per common share, payable May 22, 2015, to stockholders of record at the close of business on May 12, 2015. This is the 35th consecutive quarterly cash dividend declared.

Report of Independent Registered Public Accounting Firm

Board of Directors

Unilens Vision Inc.

Largo, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Unilens Vision Inc. as of March 31, 2015 and the related condensed consolidated statements of income and changes in accumulated deficit for the three and nine month periods ended March 31, 2015 and 2014 and the condensed consolidated statements of cash flows for the nine month periods ended March 31, 2015 and 2014. These condensed consolidated financial statements are the responsibility of the management of Unilens Vision Inc.

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

May 15, 2015

Item 2 – Management’s Discussion & Analysis of Financial Condition and Results of Operations

The following management discussion and analysis (“MDA”) provides information on the activities of  Unilens Vision Inc. and should be read in conjunction with our quarterly condensed consolidated financial statements and notes thereto for the three and nine months ended March 31, 2015 (the “Financial Statements”), as well as our Annual Report on Form 10-K for the fiscal year June 30, 2014, filed with the Securities and Exchange Commission.  The Financial Statements have been prepared in United States dollars and in conformity with United States generally accepted accounting principles (“US GAAP”). Unless otherwise indicated, all dollar amounts disclosed in this MDA are expressed in United States Dollars.

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

Overview

We license, manufacture, distribute and market specialty optical contact lens products using proprietary design and manufacturing technology. Our products are sold solely to eye care professionals, primarily in the United States, through in house and outside sales representatives and a network of distributors. Our lens products are marketed as a family of specialty vision correction products that can serve the majority of the population’s vision correction needs. Our specialty optical lens business is divided into four categories: (i) disposable lenses; (ii) custom soft lenses; (iii) gas permeable lenses; and (iv) replacement and other lenses. During the three and nine month periods ended March 31, 2015 the Company’s C-Vue disposable products accounted for approximately 50% and 51% of sales, respectively.

Sales of our specialty optical lens products accounted for the largest percentage of our total revenues, constituting approximately 73%  and 72% while royalty income derived from our exclusive license of our patented multifocal design to Bausch + Lomb was approximately 27% and 28% during the three and nine months ended March 31, 2015.

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

In February 2013, we announced the launch of our new silicone hydrogel disposable C-Vue® HydraVUE™ Multifocal contact lens for monthly replacement. The new product continues to incorporate our highly developed, world-class, patented multifocal design technology in a silicone hydrogel material, which offers the benefit of higher oxygen transmissibility for better eye health. In June 2014, we announced our latest silicone hydrogel C-Vue® ADDvantage™ Multifocal for Presbyopia for monthly replacement. This new product incorporates our highly advanced, next-generation multifocal contact lens design technology, which allows for ease of fit by providing a consistent near ADD power across all power profiles, ultimately resulting in clear vision for presbyopes at all distances. The lens is also thinner and more rounded at the edges for added comfort.  We expect sales from the C-Vue ADDvantage multifocal will steadily increase during the current fiscal year and beyond. In January 2011, we launched our C-VUE Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. These lenses are completely customizable and feature a risk-free trial program.  Sales of this lens have grown steadily during the 2012 thru 2015 fiscal years.

A significant portion of our net income is derived from our exclusive license with Bausch + Lomb and such royalty income is a major component of our profitability. In April 2013, we announced that we had extended our license agreement with Bausch + Lomb. The amended agreement continues to cover the exclusive worldwide license for our multifocal technology and in addition grants Bausch + Lomb an exclusive worldwide license for our new multifocal technology.  Under the terms of the arrangement, existing royalty rates will remain in effect and will apply for both technologies. In October 2013, Bausch + Lomb introduced the PureVision® 2 for Presbyopia in the U.S., after its earlier introduction in certain European markets.  The addition to the Pure Vision portfolio incorporates Bausch + Lomb’s own innovative lens technology, using certain licensed elements of our next generation technology. During June of 2014 Bausch + Lamb launched in limited markets and design parameters, the Biotrue® ONEday for Presbyopia which features our next generation multifocal technology. During March of 2015, Bausch + Lamb announced the availability of expanded power ranges and the upcoming addition of a High-Add Multifocal power to their Biotrue ONEday for Presbyopia product line. We expect that this new contact lens offering by Bausch + Lomb will help grow our future royalty income. Bausch + Lomb currently sells the Soflens Multi-Focal, the PureVision Multi-Focal, the PureVision2 Multi-Focal and the Biotrue ONEday for Presbyopia under our license agreement. However, there can be no assurance, that such royalty income from Bausch + Lomb will grow or that Bausch + Lomb will continue to sell products in the future utilizing our technology.

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

We have a supply agreement with one supplier for the manufacture of our molded C-Vue multifocal lens. This agreement was amended in February 2013 to include silicone hydrogel multifocal lenses. Together these lenses account for a significant portion of our sales (approximately 43% during both the 2015 third quarter and nine months). The agreement is renewable from year to year and is terminable pursuant to customary termination clauses. Although to date the supplier has met our requirements, there can be no assurance that it will continue to meet its obligations under our agreement or as to any renewal of our supply agreement.

Third Quarter Highlights

•        Sales for the third quarter of fiscal 2015 were $1.6 million, 5.4% higher when compared to the third quarter of fiscal 2014. Disposal lens sales were up 4.7%, while the custom soft lens sales category increased 9.1%.

•        Royalty revenue improved over last year and for the sixth quarter in a row, showing a 2.2% increase compared to the third quarter of fiscal 2014, resulting in a total revenue increase of 4.5% to $2.2 million.

•        Operating expenses increased 11.6% compared to the third quarter of fiscal 2014, primarily due to increases in sales and marketing expenses associated with the continued  transition to an outside sales-based organization and increases in expenses and timing differences in administration expenses.

•        Interest expense was down 7.0% compared to the third quarter of fiscal 2014, as we continue to lower our debt levels from debt repayments related to our stock repurchase in early October 2013.

•        Operating income decreased 4.0% compared to the third quarter of fiscal 2014.

•        Earnings per share were $0.14 compared to $0.15 in the third quarter of fiscal 2014 on 1.7% higher shares from the effect of dilutive options.

•        Paid our 34th consecutive quarterly dividend, at $0.045 per share in February 2015. On May 1, 2015 we declared our 35th consecutive quarterly dividend, at an annual rate of $0.18 per share or $0.045 per share quarterly, a dividend yield of 2.0% based on the April month end closing price of $9.00.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of total revenues:

	Three Months Ended March 31				Nine Months Ended March 31
	2015		2014		2015		2014
	$	% of Revenues	$	% of Revenues	$	% of Revenues	$	% of Revenues
Revenues	2,214,037	100.0	2,118,392	100.0	6,703,170	100.0	6,193,913	100.0
Operating costs and expenses	1,795,644	81.1	1,682,366	79.4	5,414,001	80.8	5,051,612	81.6
Operating income	418,393	18.9	436,026	20.6	1,289,169	19.2	1,142,301	18.4
Other non-operating items	(48,828)	(2.2)	(53,205)	(2.5)	(146,202)	(2.2)	(131,223)	(2.1)
Income before income tax expense	369,565	16.7	382,821	18.1	1,142,967	17.0	1,011,078	16.3

The following table sets forth, for the periods indicated, certain data derived from our Condensed Consolidated Statements of Income and Changes in Accumulated Deficit and certain of such data expressed as a percentage of sales:

	Three Months Ended March 31				Nine Months Ended March 31
	2015		2014		2015		2014
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Sales	1,622,422	100.0	1,539,250	100.0	4,818,927	100.0	4,548,497	100.0
Cost of sales	993,557	61.2	963,738	62.6	2,963,513	61.5	2,853,605	62.7
Sales and marketing	462,640	28.5	404,541	26.3	1,348,329	28.0	1,156,827	25.4
Administration	317,563	19.6	293,083	19.0	1,036,748	21.5	976,018	21.5
Research and development	21,884	1.3	21,004	1.4	65,411	1.3	65,162	1.4

Third Quarter

During the three months ended March 31, 2015 (the “Current Quarter”) we earned income before tax of $369,565 compared to income before tax of $382,821 for the three months ended March 31, 2014 (the “Prior Quarter”).  The decrease in income before tax during the Current Quarter of $13,256 was primarily from, (i) an increase in gross margin of $53,353, primarily from higher margin sales during the quarter  (ii) excluding cost of sales, an increase in expenses of $83,459 as described below, (iii) a decrease in other items primarily interest expense, and other income of $4,377 and (iv) an increase in royalty income from Bausch + Lomb of $12,473 to $591,615 in the Current Quarter as compared to $579,142 in the Prior Quarter, the sixth consecutive quarterly increase compared to last year.

After recording income tax expense of $124,016, we had net income of $245,549 or $0.14 per diluted share for the Current Quarter. In comparison, in the Prior Quarter we had net income of $256,696 or $0.15 per diluted share after recording income tax expense of $126,125. The number of diluted shares for the Current Quarter was 1,799,374, 1.7% more shares compared to 1,768,535 in the Prior Quarter due to the effect of dilutive options.

Sales during the Current Quarter were $1,622,422 an increase of $83,172, as compared to sales of $1,539,250 during the Prior Quarter. The disposable lens category increased by 4.7% as sales of our newest silicone hydrogel C-Vue® ADDvantage™ Multifocal for Presbyopia, launched in June 2014 along with our silicone hydrogel disposable C-Vue® HydraVUE™ Multifocal lens launched in March 2013 continue to stabilize and grow the category, offsetting decreases in sales of our older C-Vue disposable multifocal lenses, which continue to be affected by competition from newer competitor product offerings and promotional programs. We believe sales of our new C-Vue ADDvantage Multifocal lens will continue to increase sales in this category. Our custom soft lens category increased by 9.1%, primarily due to increased demand for our C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. Ourgas permeable lens category showed a small increase of 2.8% but is expected tocontinue to decline with the overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased as expected by 9.7% due to the expected decline in product lines that are nearing the end of their life cycle.

Gross margin was up 1.4% at 38.8% in the Current Quarter compared to 37.4% in the Prior Quarter due to manufacturing improvements implemented over a year ago, product mix and price changes.

During the Current Quarter, as compared to the Prior Quarter, expenses increased 11.6% or $83,459. As a percentage of sales, expenses increased 2.7%, to 49.4% compared to 46.7% in the Prior Quarter. Administrative expenses increased $24,480, primarily from the timing of tax accounting fees in the third quarter this year compared to the second quarter last year. Sales and marketing expenses increased $58,099 primarily from the realignment of our sales organization from inside telesales to primarily an outside sales based organization, as well as from higher trade show and travel expenses supporting the launch of our C-Vue ADDvantage™ Multifocal. Research and development expenses were up slightly during the Current Quarter, as compared to the Prior Quarter.

We record income tax and income taxes payable at the statutory rates. During the Current Quarter and the Prior Quarter we recorded income tax expense of $124,016 and $126,125, respectively. The effective tax rate for the Current Quarter and Prior Quarter was 33.6% and 33.0%, respectively

Nine Months

During the nine months ended March 31, 2015 (the “Current Year”) we earned income before tax of $1,142,967 compared to income before tax of $1,011,078 for the nine months ended March 31, 2014 (the “Prior Year”).  The increase in income before tax during the Current Year of $131,889 was primarily from (i) an increase in gross margin of $160,522 is primarily from higher margin sales in the Current Year and from the effects of a one-time manufacturing repair cost during the second quarter of the Prior Year (ii) excluding cost of sales, an increase in expenses of $252,481 as described below, and (iii) an increase in other items primarily interest expense, and other income of 14,979 and (iv) an increase in royalty income from Bausch + Lomb of $238,827 to $1,884,243 in the Current Year as compared to $1,645,416 in the Prior Year.

After recording income tax expense of $377,057, we had net income of $765,910 or $0.43 per diluted share for the Current Year. In comparison, in the Prior Year we had net income of $678,676 or $0.34 per diluted share after recording income tax expense of $332,402. The number of diluted shares for the Current Year was 1,795,102, 9% less shares when compared to 1,973,441 in the Prior Year, which had only one fiscal quarter of lower shares after the 618,522 common stock repurchase in October 2013.

Sales during the Current Year were $4,818,927, an increase of $270,430 (5.9%), as compared to sales of $4,548,497 during the Prior Year. The disposable lens category increased 5.5% as sales of our newest silicone hydrogel C-Vue® ADDvantage™ Multifocal for Presbyopia, along with our silicone hydrogel disposable C-Vue® HydraVUE™ Multifocal lens continue to stabilize and grow the category offsetting expected decreases in our older C-Vue disposable multifocal lenses which continue to be affected by competition from newer competitor product offerings and promotional programs. Our custom soft lens category increased by 12.1%, primarily due to increased demand of our C-Vue Advanced® HydraVUE™ line of silicone hydrogel custom contact lenses for monthly replacement. Our gas permeable lens category decreased 2.2% primarily due to the continued overall decline in gas permeable fits in the contact lens industry. The replacement and other lens category decreased as expected by 17.0% due to the expected decline in product lines that are nearing the end of their life cycle.

Gross margin was up 1.2% at 38.5% in the Current Year compared to 37.3% in the Prior Year due primarily to manufacturing improvements implemented over a year ago, product mix and a one-time manufacturing repair cost in the Prior Year.

During the Current Year, as compared to the Prior Year, expenses increased 11.5% or $252,481. Administrative expenses increased $60,730, primarily from expenses associated with our OTCQX marketplace listing, investor relations activities and some increases in payroll and related expenses and outside consulting fees. Sales and marketing expenses increased $191,502 primarily due to costs related to our realignment to an outside sales based organization, costs related to participation at additional trade shows, the launch of our new C-Vue ADDvantage™ Multifocal during the first quarter and from increases in payroll and related expenses, in part due to additional personnel. Research and development expenses were flat during the Current Year, as compared to the Prior Year.

We record income tax and income taxes payable at the statutory rates. During the Current Year and the Prior Year we recorded income tax expense of $377,057 and $332,402, respectively. The effective tax rate for the Current Year and Prior Year was 33.0% and 32.9%, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $119,675 at March 31, 2015 compared to $ 98,790 at June 30, 2014.  The following is a summary of the change in our cash and cash equivalents:

	March 31,
	2015	2014
Net cash provided by operating activities	$886,639	$831,498
Net cash used in investing activities	(368,225)	(82,802)
Net cash used in financing activities	(497,529)	(774,421)
Net increase (decrease) in cash and cash equivalents	$20,885	$(25,725)

As of March 31, 2015, we had working capital of $255,057 representing a slight increase of $1,876 from our working capital at June 30, 2014. The increase in working capital was primarily due to increases in our current debt and line of credit borrowings used to support increases in receivables, offset by decreases in inventory, accounts payable and deferred income.

During the nine months ended March 31, 2015, we generated $886,639 positive cash from operations representing an increase of $55,141 from $831,498 generated during the Prior Year. The increase was primarily from increased earnings in the Current Year offset by changes in accounts receivable, income taxes payable and deferred income taxes.

Investing activities for the Current Year were for the purchase of capital additions. Cash used for these capital additions was $368,225, an increase of $285,423 from $82,802 cash capital additions in the Prior Year. Total capital additions in the Current Year, are primarily for the purchase of new manufacturing equipment. Total capital additions in the Prior Year, including non-cash additions of $42,335 are for manufacturing equipment, the web site shopping cart project and capitalized process improvement and leasehold improvements.

Financing activities during the Current Year consisted of the addition of a $300,000, 4.25% fixed rate 5-year term loan used to purchase new manufacturing equipment,  principal repayments of $635,316 on the term loan facilities and $50,000 of borrowings on the line of credit primarily to support the purchase of additional promotional cabinets, inventory, income tax payments and the timing of accounts payable, compared to term loan repayments of $515,375 on the term loan facility, and line of credit repayments of $36 in the Prior Year. In addition, financing activities in the Current Year and Prior Year include payments of $236,363 and 264,197, respectively for dividends to our stockholders. Dividends in the Current Year were lower because of fewer shares outstanding due to the common stock repurchase in October 2013. There was $318,000 of cash income taxes paid during the Current Year and $209,000 paid in the Prior Year. In addition, an income tax refund was received during the second quarter of last year for $214,963.

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

There have been no changes to our critical accounting policies during the first nine months of fiscal 2015.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2014 Form 10-K.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Our market risks in the normal course of business are related to changes in interest rates, which at March 31, 2015 are similar to those disclosed in the 2014 Annual Report on Form 10-K.

Item 4– Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3– Defaults Upon Senior Securities

None

Item 4–Mine Safety Disclosures

None

Item 5– Other Information

None

Item 6– Exhibits

		Incorporated by Reference
						Filed (†) or
						Furnished
Exhibit			SEC		Filing	(‡) Herewith
No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
3.1	Memorandum, Certificate of Incorporation and Articles of Association of Unilens Vision Inc. (British, Columbia)	20-F	001-17861	3.1	07/3/1989

3.2	Certificate of Incorporation Unilens Vision Inc. (Delaware)	10-K	001-17861	3.2	09/28/2010

3.3	Unilens Vision Inc. By-Laws (Delaware)	10-K	001-17861	3.3	09/28/2010

10.1	Amended and Restated Credit and Security Agreement	8-K	000-17861	10.1	10/8/2013

10.2	Commercial Term Note	8-K	000-17861	10.2	10/8/2013

10.3	Commercial Revolving Line of Credit Note	8-K	000-17861	10.3	10/8/2013

10.4	Loan Modification and Extension Agreement	8-K	000-17861	10.4	10/8/2013

10.5	Stock Purchase Agreement	8-K	000-17861	10.5	10/082013
10.6	Promissory Note	10-Q	000-17861	10.6	11/14/2014
10.7	Commercial Security Agreement	10-Q	000-17861	10.7	11/14/2014

31.1	Certification of Michael J. Pecora pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†

31.2	Certification of Leonard F. Barker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†

32.1	Certification of Michael J. Pecora pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†

32.2	Certification of Leonard F. Barker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNILENS VISION INC.
(Registrant)

Date: May 15, 2015	By	/s/Michael J. Pecora
	Name:	Michael J. Pecora
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2015	By	/s/Leonard F. Barker
	Name:	Leonard F. Barker
	Title:	Vice President, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)